Form 10-Q
period 1994-09-30
BALCOR PREFERRED PENSION-12
filed 1994-11-14
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-17653
                       -------

                       BALCOR PREFERRED PENSION-12
                    A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3523598
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   7,172,379    $   1,644,086
Escrow deposits - restricted                                          11,168
Accounts and accrued interest receivable            126,853          170,139
                                              --------------   --------------
                                                  7,299,232        1,825,393
                                              --------------   --------------

Investment in loans receivable:
  Investment in acquisition loan                  7,900,937        7,954,472
  Loan Receivable                                                  5,375,770
Less:
  Allowance for potential loan losses               545,000          545,000
                                              --------------   --------------
Net investment in loans receivable                7,355,937       12,785,242

Investment in joint ventures - affiliates         5,247,696        5,904,789
                                              --------------   --------------
                                                 12,603,633       18,690,031
                                              --------------   --------------
                                              $  19,902,865    $  20,515,424
                                              ==============   ==============




                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $       9,802    $      39,074
Due to affiliates                                    45,666           13,535
Escrow liabilities                                                    22,273
                                              --------------   --------------
    Total liabilities                                55,468           74,882

Partners' capital (292,708 Limited
  Partnership Interests issued and
  outstanding)                                   19,847,397       20,440,542
                                              --------------   --------------
                                              $  19,902,865    $  20,515,424
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1994 and 1993
                                   (Unaudited)


                                                   1994             1993
                                              --------------   --------------

Income:
  Interest on loans                           $     918,295    $   1,085,429
  Interest on short-term investments                118,488           28,001
                                              --------------   --------------
      Total income                                1,036,783        1,113,430
                                              --------------   --------------
Expenses:
  Mortgage servicing fees                            31,769           35,050
  Administrative                                    225,106          152,013
                                              --------------   --------------
      Total expenses                                256,875          187,063
                                              --------------   --------------
Income before participation in loss
  of joint ventures - affiliates and equity
  in loss from investment in acquisition loan       779,908          926,367

Participation in loss of joint ventures -
  affiliates                                       (508,942)         (48,523)
Equity in loss from investment in
  acquisition loan                                  (53,535)         (68,621)
                                              --------------   --------------
Net income                                    $     217,431    $     809,223
                                              ==============   ==============
Net income allocated to General Partner       $      20,265    $      20,265
                                              ==============   ==============
Net income allocated to Limited Partners      $     197,166    $     788,958
                                              ==============   ==============

Net income per Limited Partnership Interest
  (292,708 issued and outstanding)            $        0.67    $        2.70
                                              ==============   ==============
Distributions to General Partner              $      20,265    $      20,265
                                              ==============   ==============
Distributions to Limited Partners             $     790,311    $     790,311
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                    $        2.70    $        2.70
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Interest on loans                           $     205,991    $     363,622
  Interest on short-term investments                 91,992            8,423
                                              --------------   --------------
      Total income                                  297,983          372,045
                                              --------------   --------------
Expenses:
  Mortgage servicing fees                             8,402           11,683
  Administrative                                     72,529           44,884
                                              --------------   --------------
      Total expenses                                 80,931           56,567
                                              --------------   --------------
Income before participation in (loss) income
  of joint ventures - affiliates and equity in
  loss from investment in acquisition loan          217,052          315,478

Participation in (loss) income of joint
  ventures - affiliates                            (670,531)         134,205
Equity in loss from investment in
  acquisition loan                                  (17,845)         (22,874)
                                              --------------   --------------
Net (loss) income                             $    (471,324)   $     426,809
                                              ==============   ==============
Net income allocated to General Partner       $       6,755    $       6,755
                                              ==============   ==============
Net (loss) income allocated to Limited
  Partners                                    $    (478,079)   $     420,054
                                              ==============   ==============
Net (loss) income per Limited Partnership
  Interest (292,708 issued and outstanding)   $       (1.64)   $        1.44
                                              ==============   ==============
Distribution to General Partner               $       6,755    $       6,755
                                              ==============   ==============
Distribution to Limited Partners              $     263,437    $     263,437
                                              ==============   ==============
Distribution per Limited Partnership Interest $        0.90    $        0.90
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                   (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:

  Net income                                  $     217,431    $     809,223
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                             53,535           68,621
      Participation in loss of joint
        ventures - affiliates                       508,942          377,189
      Accrued interest income due at maturity        (7,196)         (10,153)
      Collection of accrued interest on
        investment in acquisition loan              132,966
      Net change in:
        Escrow deposits - restricted                 11,168          (33,478)
        Accounts and accrued interest
          receivable                                 43,286            3,128
        Accounts payable                            (29,272)          (9,570)
        Due to affiliates                            32,131              998
        Escrow liabilities                          (22,273)          33,478
                                              --------------   --------------
  Net cash provided by operating activities         940,718        1,239,436
                                              --------------   --------------

Investing activities:
  Distributions from joint venture - affiliate      148,151
  Capital contributions to joint venture -
   affiliate                                                        (101,639)
  Collection of principal payment on
   investment in acquisition loan                 5,250,000
                                              --------------    -------------
  Net cash provided by or used in investing
   activities                                     5,398,151         (101,639)
                                              --------------    -------------
Financing activities:
  Repayment of loan to General Partner                               (76,961)
  Distributions to Limited Partners                (790,311)        (790,311)
  Distributions to General Partner                  (20,265)         (20,265)
                                              --------------   --------------
  Net cash used in financing activities            (810,576)        (887,537)
                                              --------------   --------------

Net change in cash and cash equivalents           5,528,293          250,260
Cash and cash equivalents at beginning
  of period                                       1,644,086        1,210,735
                                              --------------   --------------
Cash and cash equivalents at end of period    $   7,172,379    $   1,460,995
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees             $30,061    $6,694       $5,602
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       41,553    28,646       17,251
        Data processing                   3,557     3,557       11,278
        Investor communications           1,748     1,205          750
        Legal                             1,066       735        1,647
        Other                             2,530     1,744          500
        Portfolio management             22,628    15,600        8,638

For the nine months ended September 30, 1994, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $20,265. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Loan Repayment:

In June 1994, the Partnership received $5,423,216 as payment in full on the first mortgage loan collateralized by the Skyline Village Mobile Home Park. The amount received consisted of the principal balance of $5,250,000, basic interest of $40,250 and accrued interest of $132,966.

4. Subsequent Event:

In October 1994, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing the distribution for the third quarter of 1994 from Cash Flow, as well as $2,927,080 ($10.00 per Interest), representing a special distribution of a portion of the Mortgage Reductions received from the repayment of the Skyline Village Mobile Home Park loan.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in participating (and, to a lesser extent, non-participating) first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid in June 1994. As of September 30, 1994, the Partnership had an investment in one loan and two joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized its share of a decline in fair value of the Sun Lake Apartments during the quarter ended September 30, 1994. In addition, the loan collateralized by the Skyline Village Mobile Home park was repaid during the second quarter of 1994, resulting in a decrease in interest income on loans receivable. These events are the primary reasons for the decrease in net income for the nine months and the change from net income to net loss for the quarter ended September 30, 1994.

1994 Compared to 1993
- - ---------------------

The June 1994 repayment of the loan collateralized by the Skyline Village Mobile Home Park resulted in a decrease in interest on loans for the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

A higher average cash balance due to the Skyline Village loan repayment and higher interest rates resulted in an increase in interest income on short-term investments for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

As a result of increased legal fees related to the 45 West 45th Street Office Building loan default and an increase in other professional and portfolio management fees, administrative expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership did not recognize a provision for potential losses during 1994 or 1993. The allowance for potential losses provides for potential loan losses and is based upon loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Sun Lake Apartments and 45 West 45th Street Office Building. The Partnership recognized its share of a decline in the fair value of Sun Lake Apartments and the 45 West 45th Street Office Building in 1994 and 1993, respectively.

The loan collateralized by the Noland Fashion Square Shopping Center has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually-required debt service are recorded as interest income from investment in acquisition loan.

Liquidity and Capital Resources
- - --------------------------------

The cash or near cash position of the Partnership increased significantly as of September 30, 1994 when compared to December 31, 1993 as a result of the repayment of the Skyline Village Mobile Home Park loan. A special distribution was issued to Limited Partners in October 1994 with a portion of the Mortgage Reductions received from this repayment. The remainder of the Mortgage Reductions are being held in the Partnership's cash reserves. These funds may be needed to pay the Partnership's share of costs associated with the acquisition of the 45 West 45th Street Office Building and the refinancing of the underlying debt on Sun Lake Apartments. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as cash flow from investments is received.

In June 1994, the Partnership received $5,423,216 as payment in full on the first mortgage loan collateralized by the Skyline Village Mobile Home Park. The amount received consisted of the principal balance of $5,250,000, basic interest of $40,250 and accrued interest of $132,966.

In October 1994, the Partnership paid $2,927,080 ($10.00 per Interest) to Limited Partners, representing a special distribution of a portion of the Mortgage Reductions received from the repayment of the Skyline Village Mobile Home Park loan. The Partnership also paid $175,625 ($.60 per Interest) to Limited Partners representing a distribution for the third quarter of 1994 from Cash Flow. The level of this distribution decreased from $.90 per Interest for the prior quarter due to the reduction in Cash Flow resulting from the repayment of the Skyline Village Mobile Home Park loan. The Partnership also paid $4,281 to the General Partner as its unsubordinated distributive share of Cash Flow for the third quarter of 1994.

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. See Item 1. Legal Proceedings for additional information regarding the foreclosure proceedings.

The Partnership expects to continue making quarterly cash distributions from the available Cash Flow generated. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any reserves or makes expenditures appropriate for the operation of the Partnership. There is no assurance that the Partnership will generate Cash Flow or that, if generated, it will be available for distribution or be sufficient to provide a return of Original Capital, the Warranty Distribution or the Cumulative Return.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- - --------------------------

(a) Williams proposed class action

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.

(b)  45 West 45th Street Office Building

As previously reported, the Partnership and three affiliates (together, the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan for a participating percentage of 22%. The loan was placed in default, and after modification negotiations between the Participants and the borrower were unsuccessful, the borrower agreed to an uncontested foreclosure. On October 7, 1994, the Participants filed consensual foreclosure proceedings against the borrower in the Supreme Court of the State of New York, City of New York, Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates (Case
No.: 128631/94). The borrower has agreed not to contest the case. The Participants expect to obtain title to the property in 1995 and until such time, continue to receive all net cash flow from property operations.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 in Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 9, 1987 (Registration No. 33-16145) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-17653) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PREFERRED PENSION-12
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-VIII, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-VIII, the General Partner



Date:  November 14, 1994
       ---------------------------