Form 10-K
BALCOR PREFERRED PENSION-12
filed 1995-03-31
CIK 819576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-17653
                       -------

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3523598
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Preferred Pension-12 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1987 under the laws of the State of Illinois. The Registrant raised $29,270,800 from sales of Limited Partnership Interests. The Registrant's operations currently consist of an investment in one participating first mortgage loan and two joint venture investments in real properties, and all financial information included in this report relates to this industry segment.

The Registrant originally funded four loans. As a result of one repayment and two foreclosures, the Registrant has one loan in its portfolio and two investments in joint ventures with affiliates as of December 31, 1994.

During 1994, the Registrant received a repayment on the Skyline Village Mobile Home Park loan receivable. See Item 7. Liquidity and Capital Resources for additional information.

In February 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. See Item 3. Legal Proceedings for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-VIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant currently holds minority joint venture interests in the 45 West 45th Street Office Building (New York City, New York), and the Sun Lake Apartments (Lake Mary, Florida), which were acquired through foreclosure.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3. Legal Proceedings
-------------------------

a) Williams class action
   ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

b) 45 West 45th Street Office Building
   -----------------------------------

In 1988 and 1989, Balcor Mortgage Advisors, Inc., acting as nominee for the Registrant and three affiliates (together, the "Participants"), funded a $23,000,000 loan to 45 West 45th Street Associates collateralized by a first priority lien on the 45 West 45th Street office building, New York City, New York. The Registrant's share of the loan was $5,000,000, for a participating percentage of approximately 22%.

In September 1991, the loan was placed in default due to the failure of the borrower to make payments due under the loan. After modification negotiations were unsuccessful, the borrower agreed to an uncontested foreclosure (Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates, Supreme Court of the State of New York, City of New York, Case No.: 128631/94). The Participants were the successful bidder at the foreclosure sale and, on February 2, 1995, a limited partnership in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. As of December 31, 1994, no funds have been set aside in the Repurchase Fund to repurchase Interests from Limited Partners and it is not expected that any amounts will be available in the Repurchase Fund to satisfy repurchase requests in the foreseeable future. See Note 2 of Notes to Financial Statements for additional information.

As of December 31, 1994, the number of holders of Limited Partnership Interests of the Registrant was 4,053.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $1,297,345  $1,423,424  $1,754,658  $2,024,310  $2,534,693
Provision for po-
  tential losses on
  loans and accrued
  interest receivable     None        None     950,000   1,500,000     500,000
Net income (loss)      320,140   1,057,775    (350,533)    150,106   1,679,735
Net income (loss)
  per Limited
  Partnership
  Interest                1.01        3.52       (1.19)        .36        5.60
Total assets        16,930,247  20,515,424  20,605,925  22,516,537  24,761,386
Distributions per
  Limited Partnership
  Interest               13.30        3.60        5.20        8.00        8.00


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") received a repayment of the Skyline Village loan in 1994, decreasing the overall income earned on its investments. The Partnership also recognized less income from its investment in the 45 West 45th Street Office Building during 1994 as compared to 1993. Furthermore, declines in the fair values of its joint venture investments were recognized during each of 1994, 1993 and 1992. These losses are reflected in participation in joint ventures with affiliates in the financial statements. A provision for potential losses related to the Partnership's loans was also recognized during 1992. As a result, the Partnership generated lower net income during 1994 as compared to 1993 and net income during 1993 as compared to a net loss during 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

The June 1994 repayment on the Skyline Village loan resulted in a decrease in interest income on loans and mortgage servicing fees during 1994 as compared to 1993.

Higher average cash balances due to proceeds from the Skyline Village loan repayment and higher interest rates resulted in an increase in interest income on short-term investments during 1994 as compared to 1993.

As a result of an increase in legal fees related to the 45 West 45th Street Office Building foreclosure, and increases in accounting fees and investor communication expenses, administrative expenses increased during 1994 as compared to 1993.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreements and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions in 1994 or 1993 related to its loans.

Participation in joint ventures with affiliates during 1994 and 1993 represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. The Partnership also recognized losses of approximately $685,000 as its share of the decline in fair value of the Sun Lake Apartments in 1994, and approximately $500,000 as its share of the decline in the fair value of the 45 West 45th Street Office Building in 1993. As a result, participation in loss of joint ventures with affiliates increased during 1994 as compared to 1993.

1993 Compared to 1992
---------------------

As a result of the reclassification of the 45 West 45th Street Office Building investment from a loan to investment in joint ventures with affiliates effective January 1993, interest income on loans decreased during 1993 when compared to 1992. The operations of this investment are reflected in the Partnership's participation in loss from joint ventures in 1993.

Primarily due to lower interest rates, interest income on short-term investments decreased during 1993 as compared to 1992.

The Partnership recognized a provision for potential losses of $950,000 related to its loans in 1992, whereas the Partnership recognized no provision for losses on its loans in 1993.

During 1992, higher legal fees were incurred due to ongoing negotiations for the 45 West 45th Street Office Building loan and the Sun Lake Apartments foreclosure. As a result, administrative expense decreased during 1993 as compared to 1992.

The participation in loss of joint ventures with affiliates during 1993 represented the Partnership's share of the income on loss for both the 45 West 45th Street Office Building and Sun Lake Apartments, while during 1992, it represented only the Sun Lake Apartments. The Partnership also recognized its share of approximately $500,000 for the decline in the fair value of the 45 West 45th Street Office Building in 1993, and its share of approximately $587,000 for the decline in the fair value of the Sun Lake Apartments in 1992. As a result, participation in loss of joint ventures with affiliates decreased during 1993 as compared to 1992.

Liquidity and Capital Resources
--------------------------------

The cash position of the Partnership increased significantly at December 31, 1994 as compared to December 31, 1993 as a result of the repayment of the Skyline Village Mobile Home Park loan. Operating activities consisted of the cash flow from the Partnership's loans receivable and interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. Investing activities consisted of the repayment of the Skyline Village Mobile Home Park loan and distributions from the Sun Lake Apartments' joint venture. Financing activities consisted of regular quarterly distributions to the Limited Partners and the General Partner, and a special distribution to Limited Partners from a portion of the Mortgage Reductions received from the loan repayment. The remainder of the Mortgage Reductions are being held in the Partnership's cash reserves.

In June 1994, the Partnership received $5,382,966 as payment in full on the Skyline Village loan. The amount received consisted of the principal balance of $5,250,000 and interest of $132,966.

In January 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners representing the distribution for the fourth quarter of 1994 from Cash Flow. The Partnership also paid $4,503 to the General Partner as its unsubordinated distributive share of Cash Flow for the fourth quarter of 1994. During 1994, the Partnership also paid $2,927,080 ($10.00 per Interest) to Limited Partners, representing a special distribution of a portion of the Mortgage Reductions received from the repayment of the Skyline Village loan. The level of the regular quarterly distribution has been declining in each of the last three years as a result of the non-accrual status and subsequent foreclosures of the Sun Lake and 45 West 45th Street loans. The level of the regular quarterly distribution further decreased during the third quarter of 1994 due to the reduction in Cash Flow resulting from the repayment of the Skyline Village loan. During 1994, 1993 and 1992, the Partnership made quarterly distributions to Limited Partners from Cash Flow totaling $3.30, $3.60 and $5.20 per Interest, respectively. To date, including the January 1995 distribution, the Partnership has distributed $44.70 per $100 Interest, of which $32.22 represents Cash Flow from operations and $12.48 represents Original Capital.

The Partnership and three affiliates (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan amount for a participating percentage of approximately 22%. In February 1995, the Participants received title to the property through foreclosure.
The Partnership's investment in this loan was reclassified from loan in substantive foreclosure to an investment in joint venture with an affiliate effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. See Item 3. Legal Proceedings for additional information.

The Noland Fashion Square loan has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually-required debt service are recorded as interest income on loans.

The Partnership expects to continue making quarterly cash distributions from available Cash Flow. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any reserves or makes expenditures appropriate for the operation of the

Partnership. There is no assurance that the Partnership will generate Cash Flow or that, if generated, it will be available for distribution or be sufficient to provide a return of Original Capital, the Warranty Distribution or the Cumulative Return. For the year ended December 31, 1994, $24,768, which represents one-half of the General Partner's share of distributed Cash Flow, was subordinated in accordance with the terms of the Partnership Agreement.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to the Partnership, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statement and Supplementary Data
--------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers of Balcor Mortgage Advisors-VIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Mortgage Advisors-VIII nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner own 50 Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

-------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K, Table of Contents for Noland Fashion Square Partnership, and Index to Financial Statements for Lake Sun Partners Limited Partnership, following this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended Certificate of Limited Partnership, previously filed as Exhibits 3.1 and 3.2, respectively, to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 9, 1987 (Registration No. 33-16145), are incorporated herein by reference.

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 9, 1987 (Registration No. 33-16145) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-17653) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1994.

(c)Exhibits: See Item 14(a)(3) above.

(d)Financial Statement Schedules:

See Index to Financial Statements in this Form 10-K.

See Table of Contents of the 1994 and 1993 Financial Statements for Noland Fashion Square Partnership, which is the collateral for the Partnership's $7,889,890 loan (Noland Fashion Square loan), following this Form 10-K.

See Index to Financial Statements of Lake Sun Partners Limited Partnership following this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PREFERRED PENSION-12
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              -----------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage
                              Advisors-VIII, the General Partner

Date: March 31, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-VIII, the General
 /s/Thomas E. Meador     Partner                             March 31, 1995
--------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor
                         Mortgage Advisors-VIII, the
    /s/Allan Wood        General Partner                     March 31, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Preferred Pension-12
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Noland Fashion Square Partnership, which owns the shopping center known as Noland Fashion Square (the "Property"), with respect to which the Partnership has made an investment in an acquisition loan. The Partnership's equity in loss related to the Property was $64,582, $71,378 and $149,190 in 1994, 1993 and 1992 respectively. The financial statements of Noland Fashion Square Partnership were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to data included for the equity in loss of the Property to which the Partnership has made an investment in an acquisition loan, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                            ERNST & YOUNG LLP


Chicago, Illinois
March 21, 1995

                             BALCOR PREFERRED PENSION-12
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                                    BALANCE SHEETS
                              December 31, 1994 and 1993


                                        ASSETS


                                                    1994          1993
                                                ------------  ------------
Cash and cash equivalents                       $ 4,256,384   $ 1,644,086
Escrow deposits - restricted                                       11,168
Accounts and accrued interest receivable             60,777       101,944
                                                ------------  ------------
                                                  4,317,161     1,757,198
                                                ------------  ------------

Investment in loans receivable:
  Loan receivable                                               5,375,770
  Investment in acquisition loan                  7,889,890     7,954,472
Less:
  Allowance for potential loan losses               545,000       545,000
                                                ------------  ------------
Net investment in loans receivable                7,344,890    12,785,242

Investment in joint ventures - affiliates         5,268,196     5,972,984
                                                ------------  ------------
                                                 12,613,086    18,758,226
                                                ------------  ------------
                                                $16,930,247   $20,515,424
                                                ============  ============



                           LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                                $    44,388   $    39,074
Due to affiliates                                    42,961        13,535
Escrow liabilities                                                 22,273
                                                ------------  ------------
    Total liabilities                                87,349        74,882

Partners' capital (292,708 Limited
  Partnership Interests issued and
  outstanding)                                   16,842,898    20,440,542
                                                ------------  ------------
                                                $16,930,247   $20,515,424
                                                ============  ============

The accompanying notes are an integral part of the financial statements.

                             BALCOR PREFERRED PENSION-12
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                           STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                   General       Limited
                                     Total         Partner       Partners
                                 -------------  ------------  ------------

Balance at December 31, 1991     $ 22,375,177   $       629   $22,374,548

Cash distributions (A)             (1,561,109)      (39,027)   (1,522,082)
Net loss for the year
  ended December 31, 1992            (350,533)       (3,505)     (347,028)
                                 -------------  ------------  ------------
Balance at December 31, 1992       20,463,535       (41,903)   20,505,438

Cash distributions (A)             (1,080,768)      (27,020)   (1,053,748)
Net income for the year
  ended December 31, 1993           1,057,775        27,020     1,030,755
                                 -------------  ------------  ------------
Balance at December 31, 1993       20,440,542       (41,903)   20,482,445

Cash distributions (A)             (3,917,784)      (24,768)   (3,893,016)
Net income for the year
  ended December 31, 1994             320,140        24,768       295,372
                                 -------------  ------------  ------------
Balance at December 31, 1994     $ 16,842,898   $   (41,903)  $16,884,801
                                 =============  ============  ============








(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1994          1993          1992
                                 -------------  ------------   -----------

                First Quarter    $       0.90   $      0.90   $      1.35
                Second Quarter           0.90          0.90          1.35
                Third Quarter            0.90          0.90          1.35
                Fourth Quarter          10.60          0.90          1.15




The accompanying notes are an integral part of the financial statements.

                             BALCOR PREFERRED PENSION-12
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 -------------  ------------  ------------
Income:
  Interest on loans              $  1,117,310   $ 1,383,790   $ 1,706,029
  Interest on short-term
    investments                       180,035        39,634        48,629
                                 -------------  ------------  ------------
      Total income                  1,297,345     1,423,424     1,754,658
                                 -------------  ------------  ------------

Expenses:
  Provision for potential
    losses on loans and
    accrued interest
    receivable                                                    950,000
  Mortgage servicing fees              40,171        46,733        44,605
  Administrative                      359,824       207,574       242,747
                                 -------------  ------------  ------------
      Total expenses                  399,995       254,307     1,237,352
                                 -------------  ------------  ------------
Income before participation
  in loss of joint ventures -
  affiliates and equity in
  loss from investment in
  acquisition loans                   897,350     1,169,117       517,306

Participation in loss of joint
  ventures - affiliates              (512,628)      (39,964)     (718,649)
Equity in loss from investment
  in acquisition loans                (64,582)      (71,378)     (149,190)
                                 -------------  ------------  ------------
Net income (loss)                $    320,140   $ 1,057,775   $  (350,533)
                                 =============  ============  ============
Net income (loss) allocated to
  General Partner                $     24,768   $    27,020   $    (3,505)
                                 =============  ============  ============
Net income (loss) allocated to
  Limited Partners               $    295,372   $ 1,030,755   $  (347,028)
                                 =============  ============  ============
Net income (loss) per Limited
  Partnership Interest
  (292,708 outstanding)          $       1.01   $      3.52   $     (1.19)
                                 =============  ============  ============

The accompanying notes are an integral part of the financial statements.

                             BALCOR PREFERRED PENSION-12
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992



                                      1994          1993          1992
                                 -------------  ------------  ------------
Operating activities:

  Net income (loss)              $    320,140   $ 1,057,775   $  (350,533)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Provision for potential
        losses on loans and
        accrued interest
        receivable                                                950,000
      Equity in loss from
        investment in
        acquisition loans              64,582        71,378       149,190
      Participation in loss of joint
        ventures - affiliates         512,628        39,964       718,649
      Accrued interest income
        due at maturity of loan        (7,196)      (13,778)      (12,301)
      Collection of accrued interest
        income due at maturity        132,966
      Net change in:
        Escrow deposits -
          restricted                   11,168        11,318        12,228
        Accounts and accrued
          interest receivable          41,167        64,953       (62,981)
        Accounts payable                5,314         6,798        18,930
        Due to affiliates              29,426         2,868        (5,672)
        Escrow liabilities            (22,273)         (213)      (12,228)
                                 -------------  ------------  ------------
  Net cash provided by
    operating activities            1,087,922     1,241,063     1,405,282
                                 -------------  ------------  ------------
Investing activities:

  Collection of principal payment
    on investment in acquisition
    loan                                                          356,492
  Collection of principal payment
    on loan receivable              5,250,000
  Capital contributions to joint
     venture - affiliate                           (101,639)     (660,807)
  Distributions from joint
    ventures - affiliates             192,160       451,656        29,144
                                 -------------  ------------   -----------
  Net cash provided by or (used
    in) investing activities        5,442,160       350,017      (275,171)
                                 -------------  ------------   -----------

Financing activities:

  Distributions to Limited
    Partners                     $ (3,893,016)  $(1,053,748)  $(1,522,082)
  Distributions to General
    Partner                           (24,768)      (27,020)      (39,027)
  Repayment of loan to
    General Partner                                 (76,961)
                                 -------------  ------------  ------------
  Cash (used in) financing
    activities                     (3,917,784)   (1,157,729)   (1,561,109)
                                 -------------  ------------  ------------

Net change in cash and
  cash equivalents                  2,612,298       433,351      (430,998)
Cash and cash equivalents
  at beginning of year              1,644,086     1,210,735     1,641,733
                                 -------------  ------------  ------------
Cash and cash equivalents
  at end of year                 $  4,256,384   $ 1,644,086   $ 1,210,735
                                 =============  ============  ============




The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Partnership's management, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

(c) Investment in acquisition loan represents the mortgage loan which, because the loan agreement includes certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership classifies its investment in the loan receivable as an investment in acquisition loan at cost (representing total loan funding), and subsequently adjusts its investment for its share of the collateral property's income or loss.

Amounts representing contractually-required debt service are recorded in the accompanying statement of income and expenses as interest income. Equity in loss from investment in acquisition loan represents the Partnership's share of the collateral property operations, including depreciation and interest expense. The Partnership's share of operations has no effect on cash flow of the Partnership.

(d) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(e) Investment in joint ventures - affiliates represents the Partnership's interest in the joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investments at cost and adjusts its investment accounts for additional capital contributions, distributions and the Partnership's share of each joint venture's income or loss.

(f) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(g) Several reclassifications have been made in the previously reported 1993 financial statements to conform with the classification used in 1994 including the reclassification of "loans in substantive foreclosure" to real estate to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 results.

2. Partnership Agreement:

The Partnership was organized on July 15, 1987. The Partnership Agreement provides for Balcor Mortgage Advisors-VIII to be the General Partner and for the admission of Limited Partners through the sale of up to 2,000,000 Limited Partnership Interests at $100 per Interest, of which 292,708 were sold through April 28, 1989, the termination date of the offering.

Pursuant to the Partnership Agreement, all profits of the Partnership will be allocated to the General Partner at the greater of 1% of such profits or the General Partner's share of Partnership distributions, with the remainder allocated to the Limited Partners. All losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. All deductions for offering period payments made to Limited Partners with funds contributed by the General Partner were allocated to the General Partner.

To the extent available, Cash Flow will be distributed as follows: (i) 95% will be paid to the holders of Interests and (ii) 5% will be paid to the General Partner. Up to 50% of the General Partner's share of Cash Flow shall be utilized to pay to the Limited Partners any deficiency in the Warranty Distribution of 8% per annum. Amounts utilized from the General Partner's share of Cash Flow to pay a deficiency in the Warranty Distribution will be repaid to the General Partner from future Cash Flow available for distribution or from Mortgage Reductions only after the required subordination levels have been attained.

To the extent that one-half of the General Partner's share of Cash Flow has not been utilized to meet deficiencies in the Warranty Distribution, or has been so utilized and has subsequently been repaid to the General Partner, such share will be allocated to the Repurchase Fund. Amounts placed in the Repurchase Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. The General Partner anticipates that one half of its share of Cash Flow will continue to be utilized to fund deficiencies in the Warranty Distribution and, therefore, the General Partner does not expect that the Repurchase Fund will repurchase Interests in the foreseeable future. Amounts allocated, if any, to the Repurchase Fund will be commingled with other assets of the General Partner and, to the extent then available, will be returned to the Partnership at the dissolution of the Partnership to the extent necessary to permit payment to investors of their Original Capital plus any deficiency in their Cumulative Return.

3. Investment in Acquisition Loan:

The Partnership and two affiliates (the "Participants") funded the $23,300,000 Noland Fashion Square loan in 1989. The Partnership participates ratably in approximately 38% of the loan, interest income and participation income. The Partnership's share of the loan balance at December 31, 1994 is $7,889,890. Current monthly interest only payments of $68,604 are due representing an interest rate of 9.75%, and the loan matures in 1999. The Participants may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share of appreciation in the collateral property upon repayment or refinancing.

4. Loan Repayment:

In June 1994, the Partnership received $5,382,966 as payment in full on the Skyline Village loan. The amount received consisted of the principal balance of $5,250,000 and interest of $132,966.

5. Allowances for Losses on Loans

Activity recorded in the allowance for losses on loans during the three years ended December 31, 1994 is described in the table below.

                                    1994          1993          1992
                                ------------  -----------    -----------

Loans:
 Balance at beginning of
  year                          $   545,000   $ 1,345,000    $ 2,000,000
 Provision charged to
  income                               None          None        950,000
 Charge-off of losses                  None      (800,000)    (1,605,000)
                                -----------   -----------    -----------
 Balance at the end of
  the year                      $   545,000   $   545,000    $ 1,345,000
                                ===========   ===========    ===========

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amount of its loan previously classified as in substantive foreclosure to the lower of fair value of the asset, less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded an allowance to reflect a decline in the value of the loan.

6. Investments in Joint Ventures - Affiliates:

(a) The Partnership owns a 38.05% joint venture interest in the Sun Lake Apartments which was acquired through foreclosure. The joint venture partner is an affiliate of the Partnership. During 1994, the Partnership received distributions of $192,160 from the joint venture. During 1993 and 1992, the Partnership made net contributions to the joint venture of $43,869 and $631,663, respectively. During 1994 and 1992, the joint venture recognized losses relating to declines in the fair value of the property. The Partnership's participation in joint ventures with affiliates for 1994 and 1992 includes the Partnership's share of the losses of approximately $685,000 and $587,000, respectively.

The original borrower has retained the right to receive 20% of the net proceeds received upon the first sale of the property after the payment of the third party debt, closing costs, proration items and an amount to the participants equal to their original investment plus certain returns specified in the foreclosure sale agreement. However, in no event will this amount exceed $500,000.

(b) The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 21.74% joint venture interest in the property. The Partnership's investment was reclassified from loan in substantive foreclosure to an investment in joint venture with an affiliate effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. During 1993, the Partnership received distributions of $393,886 from the joint venture. In 1993, the joint venture recognized a loss relating to the decline in the fair value of the property. The Partnership's participation in joint ventures with affiliates for 1993 includes the Partnership's share of the loss of $500,000.

The following information has been summarized from the financial statements of the joint ventures:

                                  1994            1993            1992
                              ------------    ------------    ------------
Net investment in real
 estate as of
 December 31                  $ 31,603,406    $ 24,685,000    $ 24,685,000
Total liabilities as
 of December 31                 15,982,056      15,869,439      15,871,734
 Total income                    6,102,755       3,415,562       3,126,398
 Net (loss) income              (1,163,731)        173,851      (1,888,696)

The joint venture information for 1994 includes information for both the 45 West 45th Street Office Building and Sun Lake Apartments. The joint venture information for 1993 and 1992 includes only information for Sun Lake Apartments.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees   $41,264  $2,801  $46,733  $3,894  $45,469  $3,894
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             47,471  19,682   38,570   3,190   45,517   3,561
    Data processing        12,400   2,219   16,316   4,303   19,051   1,478
    Investor communica-
      tions                17,127   1,990    1,620     134    2,450     191
    Legal                   3,492   1,622      987      82    3,086     242
    Other                  12,543   2,977    2,349     195      907      71
    Portfolio management   16,903  11,670   21,004   1,737   15,723   1,230

In accordance with the provisions of the Partnership Agreement, the General Partner loaned the Partnership $76,961 on a non-interest bearing basis in 1989, which was utilized to fund deficiencies in Limited Partners' receipt of the Warranty Distribution. The loan was repaid in April 1993 from Partnership cash reserves.

The General Partner subordinates receipt of one-half of its share of distributed Cash Flow, totaling $24,768, $27,020 and $39,027 for the years ending December 31, 1994, 1993 and 1992, respectively. These amounts will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will then be allocated to the Repurchase Fund.

8. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

9. Subsequent Event:

In January 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing a distribution for the fourth quarter of 1994 from Cash Flow.

                       NOLAND FASHION SQUARE PARTNERSHIP

                     YEARS ENDED DECEMBER 31, 1994 AND 1993

                                    CONTENTS


Independent auditors' report


Financial statements:

     Balance sheets

     Statements of operations

     Statements of changes in partners' equity deficiency

     Statements of cash flows

     Notes to financial statements

                          Independent Auditors' Report



To the Partners
Noland Fashion Square Partnership
Kansas City, Missouri


We have audited the accompanying balance sheets of Noland Fashion Square Partnership (the Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noland Fashion Square Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





March 16, 1995

                                                   House Park and Company, P.C.

                       NOLAND FASHION SQUARE PARTNERSHIP

                  BALANCE SHEETS - DECEMBER 31, 1994 AND 1993

                                ASSETS (Note 4)


                                                     1994           1993
                                                 -----------    -----------
Property and equipment (Note 3)                  $14,236,614    $14,858,663

Cash                                                 142,812        130,461

Accounts receivable, tenants, less allowance
 for doubtful accounts of $22,048 in 1994 and
 $18,423 in 1993                                      90,854        130,216

Funds in escrow (Note 5)                             288,294        247,494

Prepaid insurance                                      7,948

Deferred charges (Notes 2 and 6)                     500,885        616,061
                                                 -----------    -----------
                                                 $15,267,407    $15,982,895
                                                 ===========    ===========

                  LIABILITIES AND PARTNERS' EQUITY DEFICIENCY

Liabilities:
     Mortgage note payable (Notes 2 and 4)       $22,356,107    $22,356,107
     Partners' notes payable (Notes 2 and 4)         955,012        955,012
                                                 -----------    -----------
                                                  23,311,119     23,311,119
                                                 -----------    -----------
     Accounts payable:
            Trade                                      3,022         36,365
            Tenants                                   25,213         50,572
            Related parties (Note 2)                  14,807         37,697
                                                 -----------    -----------
                                                      43,042        124,634
                                                 -----------    -----------
     Accrued interest                                123,049        123,049
                                                 -----------    -----------
     Tenants' security deposits                       14,018         33,324
                                                 -----------    -----------
                                                  23,491,228     23,592,126

Partners' equity deficiency                     (  8,223,821)  (  7,609,231)
                                                 -----------    -----------
                                                 $15,267,407    $15,982,895
                                                 ===========    ===========


                       See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                       1994         1993
                                                  ----------     ----------
Revenues:
     Rent (Note 7)                                $2,453,835     $2,372,558
     Interest                                         19,533         15,220
     Other (Note 7)                                  538,105        599,483
                                                  ----------     ----------
                                                   3,011,473      2,987,261
                                                  ----------     ----------
Expenses:
     Amortization                                    158,609        177,217
     Contract labor                                   59,525         73,437
     Depreciation                                    643,280        634,529
     Insurance                                        42,082         40,756
     Interest (Note 4)                             2,180,995      2,182,104
     Management fees (Note 2)                         60,955         56,368
     Bad debt expense                                  9,646          7,400
     Other                                            15,521         10,504
     Professional fees (Note 2)                       22,333         25,669
     Property tax                                    390,579        384,015
     Repairs and maintenance                          26,187         39,466
     Utilities                                        16,351         20,201
                                                  ----------     ----------
                                                   3,626,063      3,651,666
                                                  ----------     ----------
     Net loss                                    ($  614,590)   ($  664,405)
                                                  ==========     ==========


                       See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 1994 AND 1993



                                                       1994         1993
                                                  ----------     ----------
Balance, beginning                               ($7,609,231)   ($6,944,826)

Net loss for the year                            (   614,590)   (   664,405)
                                                  ----------     ----------
Balance, ending                                  ($8,223,821)   ($7,609,231)
                                                  ==========     ==========


                       See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1994 AND 1993



                                                      1994          1993
                                                  ----------     ----------
Cash flows from operating activities:
     Net loss                                    ($  614,590)   ($  664,405)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
            Depreciation                             643,280        634,529
            Amortization of deferred charges         158,609        177,217
            Change in accounts receivable             39,362    (    49,000)
            Change in prepaid insurance          (     7,948)
            Change in accounts payable           (    81,592)        22,733
            Change in accrued interest                          (    45,973)
            Change in tenants' security deposits (    19,306)           938
                                                  ----------     ----------
              Net cash provided by
               operating activities                  117,815         76,039
                                                  ----------     ----------
Cash flows from investing activities:
     Purchase of property and equipment          (    21,231)   (    77,994)
     Increase in deferred charges                (    43,433)   (   115,587)
                                                  ----------     ----------
              Net cash used by investing
               activities                        (    64,664)   (   193,581)
                                                  ----------     ----------
Cash flows from financing activities,
     net change in funds held in escrow          (    40,800)        16,383
                                                  ----------     ----------
Net change in cash                                    12,351    (   101,159)

Cash, beginning of year                              130,461        231,620
                                                  ----------     ----------
Cash, end of year                                 $  142,812     $  130,461
                                                  ==========     ==========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest       $2,180,995     $2,182,104
                                                  ==========     ==========

                       See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1994 AND 1993



1.   Organization and summary of significant accounting policies:

Organization:

Noland Fashion Square Partnership (the Partnership) is a Missouri general partnership formed October 1, 1985 for the purpose of developing, constructing and operating the Noland Fashion Square Shopping Center in Independence, Missouri. Substantially all of the Partnership's revenue is generated from the Independence, Missouri rental property.

The Partnership Agreement provides for the allocation of profits and losses proportionate to the partners' capital contributions.

Property and equipment and depreciation:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

Deferred charges:

Lease commissions are amortized by the straight-line method over the term of the leases.

Financing costs are amortized by the straight-line method over the term of the related loan.

Income taxes:

No provision is made for income taxes since such taxes, if any, are the liability of the individual partners.


2.   Related parties:

An affiliated company, two of the officers of which are partners in the Partnership, manages the Partnership's rental property and is its primary leasing agent. Management fees and leasing commissions accrued to the affiliated company during 1994 and 1993 totaled $104,387 and $171,955, respectively, of which $14,807 and $37,241 were included in "Accounts payable, related parties" as of December 31, 1994 and 1993, respectively.

                       NOLAND FASHION SQUARE PARTNERSHIP

                     YEARS ENDED DECEMBER 31, 1994 AND 1993


2.   Related parties (continued):

The Partnership incurred legal fees of $8,829 and $6,761 in 1994 and 1993, respectively, payable to a law firm, one of whose partners is also a partner of Noland Fashion Square Partnership. "Accounts payable, related parties" includes $-0- and $456 payable to this law firm as of December 31, 1994 and 1993, respectively.

Partners notes payable at December 31, 1994 and 1993, represent funds borrowed by the Partnership to pay down its mortgage (Note 4).

3.   Property and equipment:
                                                     1994           1993
                                                 -----------    -----------
              Land and land improvements         $ 3,587,363    $ 3,580,374
              Building and improvements           14,019,795     14,007,353
              Tenant leasehold improvements        1,319,852      1,318,052
                                                 -----------    -----------
                                                  18,927,010     18,905,779
              Accumulated depreciation          (  4,690,396)  (  4,047,116)
                                                 -----------    -----------
                                                 $14,236,614    $14,858,663
                                                 ===========    ===========
4.   Mortgage payable:

The mortgage payable is collateralized by substantially all of the Partnership's assets and assignment of leases. Interest only, at 9.75%, is payable monthly until maturity on January 31, 2000. The loan agreement also provides for the payment of additional interest contingent upon positive cash flow and payment of 45% of the net appreciation of the property above the original mortgage balance upon sale or transfer of the property. No additional interest was required for 1994 or 1993.

All interest costs incurred in 1994 and 1993 were expensed.

The loan agreement required the Partnership to achieve net cash flow equal to interest expense on the loan, calculated at 10.25%, by December 31, 1991. Any deficiency in the defined cash flow could have resulted in the mortgagee drawing a maximum of $1,300,000 against the partners' letters of credit, to be used to reduce the mortgage balance.

                       NOLAND FASHION SQUARE PARTNERSHIP

                     YEARS ENDED DECEMBER 31, 1994 AND 1993


4.   Mortgage payable (continued):

During 1992, the partners drew against these letters of credit and loaned the funds to the Partnership which, in turn, reduced the mortgage balance by $943,893, the shortfall computed for 1991.

5.   Funds in escrow:

According to the provisions of the mortgage (Note 4), the Partnership is required to maintain escrow accounts to pay future costs of property taxes and property replacement. Monthly deposits are required for the tax reserve and quarterly deposits for the replacement reserve. The funds held in escrow consist of the following:

                                                        1994         1993
                                                    --------       --------
            Real estate tax reserve                 $ 29,960       $ 38,723
            Replacement reserve                      141,294        104,058
            Interest reserve                         117,040        104,713
                                                    --------       --------
                                                    $288,294       $247,494
                                                    ========       ========
6.   Deferred charges:

                                                       1994         1993
                                                  ----------     ----------
            Financing costs                       $  758,522     $  758,522
            Leasing commissions and costs            678,150        784,848
                                                  ----------     ----------
                                                   1,436,672      1,543,370
            Accumulated amortization             (   935,787)   (   927,309)
                                                  ----------     ----------
                                                  $  500,885     $  616,061
                                                  ==========     ==========
7.   Operating leases:

The Partnership leases the Noland Fashion Square Shopping Center to tenants under noncancellable operating leases with terms generally ranging from three to fifteen years.

                       NOLAND FASHION SQUARE PARTNERSHIP

                     YEARS ENDED DECEMBER 31, 1994 AND 1993



7.   Operating leases (continued):

The following is a schedule of future minimum annual rental payments to be received under these noncancellable operating leases as of December 31, 1994:

                    Year ending
                    December 31,                          Amount
                    ------------                          ------
                       1995                           $ 2,308,382
                       1996                             2,275,844
                       1997                             2,055,117
                       1998                             1,887,473
                       1999                             1,866,639
                    Thereafter                         10,772,296
                                                      -----------
                                                      $21,165,751
                                                      ===========
The Partnership receives additional rent from tenants for common area maintenance charges, which are allocated on a pro rata basis. Common area maintenance charges were $120,406 and $165,180 in 1994 and 1993, respectively. The Partnership is reimbursed for real estate taxes and other defined expenses from certain tenants under the terms of their leases. Other revenues include $347,707 and $346,980 from real estate tax reimbursements in 1994 and 1993, respectively, and other defined expenses of $23,488 and $23,819 in 1994 and 1993, respectively.

Certain lease agreements provide for the payment of contingent rent based upon a percentage of the tenant's revenues. Contingent rent of $19,992 and $23,255 is included in rent revenues in 1994 and 1993, respectively. During 1994 and 1993, respectively, the Partnership received $37,291 and $15,640 for lease cancellation fees which are included in other revenues.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP


Report of Independent Auditors

Financial Statements:

     Balance Sheet, December 31, 1994

     Statement of Income and Expenses and Partners' Capital, for the year ended December 31, 1994

     Statement of Cash Flows, for the year ended December 31, 1994

     Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Lake Sun Partners Limited Partnership

We have audited the accompanying balance sheet of Lake Sun Partners Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of income and expenses and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Sun Partners Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





                                ERNST & YOUNG LLP





Chicago, Illinois
March 22, 1995

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                                 BALANCE SHEET
                               December 31, 1994

                                     ASSETS


Cash and cash equivalents                                 $    412,543
Restricted investment                                          700,000
Accounts receivable                                            125,000
Escrow deposits                                                 11,889
Deferred expenses (net of accumulated
  amortization of $13,083)                                      65,417
                                                          ------------
                                                             1,314,849
Real estate held for sale:                                ------------

       Land                                                  3,801,490
       Structures (net of allowance of $3,341,986)          17,541,524
                                                          ------------
                                                            21,343,014
                                                          ------------
       Total assets                                       $ 22,657,863
                                                          ============

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable                     $    106,150
Security deposits                                               96,180
Mortgage note payable                                       15,700,000
                                                          ------------
       Total liabilities                                    15,902,330

Partners' capital                                            6,755,533
                                                          ------------
       Total liabilities and partners' capital            $ 22,657,863
                                                          ============





The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                      for the year ended December 31, 1994


Income:
  Rental                                                  $  3,476,440
  Service                                                      116,224
                                                          ------------
    Total income                                             3,592,664
                                                          ------------
Expenses:
  Interest expense                                           1,343,014
  Amortization                                                  71,833
  Property operating                                         1,256,634
  Repairs and maintenance                                      250,865
  Real estate taxes                                            297,642
  Property management fees                                     164,533
  Provision for potential losses on real estate              1,800,000
                                                          ------------
    Total expenses                                           5,184,521
                                                          ------------
Net loss                                                    (1,591,857)

  Partners' capital at beginning of the year                 8,347,390
                                                          ------------
  Partners' capital at end of year                        $  6,755,533
                                                          ============








The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                             STATEMENT OF CASH FLOW
                      for the year ended December 31, 1994


Operating activities:

  Net loss                                               $  (1,591,857)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Provision for potential losses on real estate         1,800,000
       Amortization of deferred expenses                        71,833
       Net change in:
         Accounts receivable                                  (125,000)
         Accounts and accrued interest payable                  58,767
         Due to affiliates                                     (14,402)
         Security deposits                                     (11,475)
                                                          ------------
       Net cash provided by operating activities               187,866
                                                          ------------
Financing activities:

  Payment of deferred expenses                                 (78,500)
                                                          ------------
Net cash used in financing activities                          (78,500)
                                                          ------------
Net change in cash and cash equivalents                        109,366

Cash and cash equivalents at beginning of period               303,177
                                                          ------------
Cash and cash equivalents at end of year                  $    412,543
                                                          ============







The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policies:

(a) The Partnership records real estate held for sale at the lower of cost or fair value, and periodically assesses possible impairment to the value of its property. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of the property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value. The Partnership recognized a provision of $1,800,000 in 1994 to provide for a decline in the fair value of the property.

(b) Deferred expenses consist of financing fees which are amortized on a straight-line basis over the term of the loan.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2.  Partnership Agreement:

       The Partnership was organized in September 1991. The general partner is Lake Sun Partners, Inc. and the limited partners are Balcor Pension Investors - VI and Balcor Preferred Pension - 12. The Partnership's results of operations are allocated 99% to the limited partners and 1% to the general partner.

3.  Restricted Investment:

       In April 1992, a debt service reserve account of $700,000 was established as additional collateral for obligations related to the mortgage loan, pursuant to the settlement agreement reached in December 1991. The funds are invested in short-term interest bearing instruments and interest earned on the investments is payable to the limited partners. The funds will be released once certain terms and conditions of the loan agreement are met. The November 1994 re-marketing of the underlying revenue bonds relating to this loan did not change the terms of the reserve agreement.

4.  Mortgage Note Payable:

       The mortgage loan is refinanced with underlying revenue bonds.
       Principal and interest payments due on the mortgage loan reflect payments due to the bondholders. In November 1994, the Partnership re-marketed these bonds, which reduced the interest rate of the loan from 7.625% to 4.5% effective November 1, 1994. The interest rate will remain constant until November 1, 1995, the next re-marketing date of the bonds. The bonds may be redeemed, at par plus accrued interest, on this date and on subsequent dates prior to maturity pursuant to the terms of the bond indenture. The bonds are secured by an irrevocable letter of credit. In connection with the re-marketing, the letter of credit was reduced to approximately $16,131,750 and extended one additional year to November 1, 1995. The Partnership will need to replace the letter of credit or find an alternate credit facility for the bonds as of such date. The Partnership will pay a fee of approximately 1.7% on the letter of credit balance. In addition, beginning November 1, 1994, the Partnership is required to remit excess cash flow payments to the letter of credit provider to be held in trust for future re-marketing expenditures. Unless there is a prior redemption of all or part of the bonds, the entire principal balance of the loan will be due on November 1, 1997. Monthly interest payments of $58,875 are due until maturity. Real estate held for sale with an aggregate carrying value of $21,343,014 at December 31, 1994 was pledged as collateral for repayment of this mortgage note. During the year ended December 31, 1994, the Partnership incurred interest expense on the mortgage note payable of $1,343,014 and paid interest expense of $1,281,549.

5.  Management Agreement:

       As of December 31, 1994, the property is under a management agreement with a third-party management company. The management agreement provides for an annual fee of 5% of gross operating receipts of the property. Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the property and earned fees totaling $149,849 until the affiliate was sold to a third party in November 1994.