Form 10-Q
period 1995-03-31
BALCOR PREFERRED PENSION-12
filed 1995-05-11
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $  4,204,535   $  4,256,384
Accounts and accrued interest receivable            54,273         60,777
                                              -------------  -------------
                                                 4,258,808      4,317,161
                                              -------------   ------------

Investment in loan receivable                    7,873,745      7,889,890
Less:
  Allowance for potential loan losses              545,000        545,000
                                              -------------  -------------
Net investment in loan receivable                7,328,745      7,344,890


Investment in joint ventures - affiliates        5,378,581      5,268,196
                                              -------------  -------------
                                                12,707,326     12,613,086
                                              -------------  -------------
                                              $ 16,966,134   $ 16,930,247
                                              =============  =============




                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $      9,412   $     44,388
Due to affiliates                                   55,867         42,961
                                              -------------  -------------
    Total liabilities                               65,279         87,349

Partners' capital (292,708 Limited
  Partnership Interests issued and
  outstanding)                                  16,900,855     16,842,898
                                              -------------  -------------
                                              $ 16,966,134   $ 16,930,247
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans                           $    205,810   $    358,678
  Interest on short-term investments                67,262         13,036
                                              -------------  -------------
      Total income                                 273,072        371,714
                                              -------------  -------------
Expenses:
  Administrative                                    71,071         86,314
                                              -------------  -------------
      Total expenses                                71,071         86,314
                                              -------------  -------------
Income before participation in income
  of joint ventures - affiliates and equity in
  loss from investment in acquisition loan         202,001        285,400

Participation in income of joint
  ventures - affiliates                             52,229         67,122
Equity in loss from investment in
  acquisition loan                                 (16,145)       (17,845)
                                              -------------  -------------
Net income                                    $    238,085   $    334,677
                                              =============  =============
Net income allocated to General Partner       $      4,503   $      6,755
                                              =============  =============
Net income allocated to Limited Partners      $    233,582   $    327,922
                                              =============  =============
Net income per Limited Partnership Interest
  (292,708 issued and outstanding)            $       0.80   $       1.12
                                              =============  =============
Distribution to General Partner               $      4,503   $      6,755
                                              =============  =============
Distribution to Limited Partners              $    175,625   $    263,437
                                              =============  =============
Distribution per Limited Partnership Interest $       0.60   $       0.90
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the three months ended March 31, 1995 and 1994
                                   (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:

  Net income                                  $    238,085   $    334,677
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                            16,145         17,845
      Participation in (income) of joint
        ventures - affiliates                      (52,229)       (67,122)
      Accrued interest income due at maturity                      (3,610)
      Net change in:
        Escrow deposits - restricted                              (44,492)
        Accounts and accrued interest
          receivable                                 6,504         (2,146)
        Escrow liabilities                                         33,462
        Accounts payable                           (34,976)       (39,074)
        Due to affiliates                           12,906         36,215
                                              -------------  -------------
  Net cash provided by operating activities        186,435        265,755
                                              -------------  -------------
Investing activities:
  Contributions to joint venture-
    affiliate                                      (58,156)
  Distribution from joint venture -
    affiliate                                                      30,166
                                              -------------   ------------
  Net cash used in or provided by
    investing activities                           (58,156)        30,166
                                              -------------   ------------

Financing activities:
  Distribution to Limited Partners                (175,625)      (263,437)
  Distribution to General Partner                   (4,503)        (6,755)
                                              -------------  -------------
  Cash used in financing activities               (180,128)      (270,192)
                                              -------------  -------------


Net change in cash and cash equivalents            (51,849)        25,729
Cash and cash equivalents at beginning
  of period                                      4,256,384      1,644,086
                                              -------------  -------------
Cash and cash equivalents at end of period    $  4,204,535   $  1,669,815
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995 and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------   ---------

    Mortgage servicing fees            $  7,398   $ 1,759
    Reimbursement of expenses to
      the General Partner, at cost:        None    54,108

For the quarter ended March 31, 1995, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $4,503. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                              March 31, 1995        March 31, 1994
                              --------------        --------------

Net investment in real
 estate as of March 31           $31,982,434           $33,594,978
Total liabilities as
 of March 31                      15,990,742            16,019,065
Total income                       1,413,159             1,531,721
Net income                            92,779               254,151

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 21.74% joint venture interest in the property.

4. Subsequent Event:

In April 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing the distribution for the first quarter of 1995 from Cash Flow.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in participating (and, to a lesser extent, non-participating) first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid in 1994. As of March 31, 1995, the Partnership had an investment in one loan and two joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- - ---------------------

Primarily as a result of lower interest income on loans receivable due to the June 1994 repayment of the Skyline Village Mobile Home Park loan, the Partnership's net income decreased during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

The June 1994 repayment of the Skyline Village loan resulted in a decrease in interest income on loans for the quarter ended March 31, 1995 when compared to the same period in 1994.

Higher average cash balances due to proceeds received from the Skyline Village loan repayment and higher interest rates resulted in an increase in interest income on short-term investments for the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of lower legal, accounting and mortgage servicing fees, administrative expenses were lower during the quarter ended March 31, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreements and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions during the quarters ending March 31, 1995 and 1994 related to its loans.

Participation in income of joint ventures with affiliates represents the Partnership's share of the property operations at the Sun Lake Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower revenues at the 45 West 45th Street office building, the participation in income of joint ventures was lower during the quarter ended March 31, 1995 as compared to the same period in 1994. The property had been classified as real estate held for sale by the participants effective January 1, 1993. This decrease was partially offset by lower interest expense at the Sun Lake Apartments due to the November 1994 re-marketing of the mortgage bonds.

Liquidity and Capital Resources
- - --------------------------------

The cash position of the Partnership decreased slightly at March 31, 1995 as compared to December 31, 1994. Operating activities consisted of the cash flow from the Partnership's loan receivable and interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. Investing activities consisted of contributions to the 45 West 45th Street joint venture and financing activities consisted of the regular quarterly distributions to the Limited Partners and the General Partner.

The Partnership and three affiliates funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan amount for a participating percentage of 21.74%. In February 1995, the participants received title to the property through foreclosure.

In April 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners representing a distribution for the first quarter of 1995 from Cash Flow. The level of this distribution is consistent with that of the prior quarter. The Partnership also paid $4,503 to the General Partner as its unsubordinated distributive share of Cash Flow for the first quarter of 1995. To date, including the April 1995 distribution, the Partnership has distributed $45.30 per $100 Interest, of which $32.82 represents Cash Flow from operations and $12.48 represents Original Capital.

The Noland Fashion Square loan has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income on loans.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated February 2, 1995 was filed reporting the acquisition through foreclosure of the 45 West 45th Street Office Building in New York, New York.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VIII,
                                  the General Partner



Date:  May 11, 1995
       ---------------------------