Form 10-Q
period 1995-06-30
BALCOR PREFERRED PENSION-12
filed 1995-08-08
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-17653
                       -------

                       BALCOR PREFERRED PENSION-12
                    A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3523598
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.,
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  4,158,638    $  4,256,384
Accounts and accrued interest receivable          106,126          60,777
                                             -------------   -------------
                                                4,264,764       4,317,161
                                             -------------   -------------
Investment in loan receivable                   7,857,599       7,889,890
Less:
  Allowance for potential loan losses             545,000         545,000
                                             -------------   -------------
Net investment in loan receivable               7,312,599       7,344,890

Investment in joint ventures - affiliates       5,295,705       5,268,196
                                             -------------   -------------
                                               12,608,304      12,613,086
                                             -------------   -------------
                                             $ 16,873,068    $ 16,930,247
                                             =============   =============


                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $     25,237    $     44,388
Due to affiliates                                   4,602          42,961
                                             -------------   -------------
    Total liabilities                              29,839          87,349

Partners' capital (292,708 Limited
  Partnership Interests issued and
  outstanding)                                 16,843,229      16,842,898
                                             -------------   -------------
                                             $ 16,873,068    $ 16,930,247
                                             =============   =============


  The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans                          $    411,621    $    712,304
  Interest on short-term investments              129,609          26,496
                                             -------------   -------------
      Total income                                541,230         738,800
                                             -------------   -------------
Expenses:
  Administrative                                  176,481         175,944
                                             -------------   -------------
      Total expenses                              176,481         175,944
                                             -------------   -------------
Income before participation in income of
  joint ventures - affiliates and equity in
  loss from investment in acquisition loan        364,749         562,856

Participation in income of joint
  ventures - affiliates                            28,129         161,589
Equity in loss from investment in
  acquisition loan                                (32,291)        (35,690)
                                             -------------   -------------
Net income                                   $    360,587    $    688,755
                                             =============   =============
Net income allocated to General Partner      $      9,006    $     13,510
                                             =============   =============
Net income allocated to Limited Partners     $    351,581    $    675,245
                                             =============   =============
Net income per Limited Partnership Interest
  (292,708 issued and outstanding)           $       1.20    $       2.31
                                             =============   =============
Distributions to General Partner             $      9,006    $     13,510
                                             =============   =============
Distributions to Limited Partners            $    351,250    $    526,874
                                             =============   =============
Distributions per Limited Partnership
  Interest                                   $       1.20    $       1.80
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION-12
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans                          $    205,811    $    353,626
  Interest on short-term investments               62,347          13,460
                                             -------------   -------------
      Total income                                268,158         367,086
                                             -------------   -------------
Expenses:
  Administrative                                  105,410          89,630
                                             -------------   -------------
      Total expenses                              105,410          89,630
                                             -------------   -------------
Income before participation in (loss) income
  of joint ventures - affiliates and equity
  in loss from investment in acquisition loan     162,748         277,456

Participation in (loss) income of joint
  ventures - affiliates                           (24,100)         94,467
Equity in loss from investment in
  acquisition loan                                (16,146)        (17,845)
                                             -------------   -------------
Net income                                   $    122,502    $    354,078
                                             =============   =============
Net income allocated to General Partner      $      4,503    $      6,755
                                             =============   =============
Net income allocated to Limited Partners     $    117,999    $    347,323
                                             =============   =============
Net income per Limited Partnership Interest
  (292,708 issued and outstanding)           $       0.40    $       1.19
                                             =============   =============
Distribution to General Partner              $      4,503    $      6,755
                                             =============   =============
Distribution to Limited Partners             $    175,625    $    263,437
                                             =============   =============
Distribution per Limited Partnership Interest$       0.60    $       0.90
                                             =============   =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                   (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $    360,587    $    688,755
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                           32,291          35,690
      Participation in income of joint
        ventures - affiliates                     (28,129)       (161,589)
      Accrued interest income due at maturity
        of loan                                                    (7,196)
      Collection of accrued interest income
        due at maturity                                           132,966
      Net change in:
        Escrow deposits - restricted                               11,168
        Accounts and accrued interest
          receivable                              (45,349)        (17,398)
        Accounts payable                          (19,151)        (29,461)
        Due to affiliates                         (38,359)         53,788
        Escrow liabilities                                        (22,273)
                                             -------------   -------------
  Net cash provided by operating activities       261,890         684,450
                                             -------------   -------------
Investing activities:
  Distributions from joint ventures -
    affiliates                                     58,776          86,813
  Contributions to joint venture - affiliate      (58,156)
  Collection of principal on investment
    in acquisition loan                                         5,250,000
                                             -------------   -------------
  Net cash provided by investing activities           620       5,336,813
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners              (351,250)       (526,874)
  Distributions to General Partner                 (9,006)        (13,510)
                                             -------------   -------------
  Cash used in financing activities              (360,256)       (540,384)
                                             -------------   -------------
Net change in cash and cash equivalents           (97,746)      5,480,879
Cash and cash equivalents at beginning
  of period                                     4,256,384       1,644,086
                                             -------------   -------------
Cash and cash equivalents at end of period   $  4,158,638    $  7,124,965
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995 and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     ----------------------
                                     Six Months    Quarter      Payable
                                     -----------   --------    ---------
   Mortgage servicing fees            $12,675      $ 5,277     $ 1,759
   Reimbursement of expenses to
     the General Partner, at cost      78,497       78,497       2,843


For the six months ended June 30, 1995, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $9,006. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                              June 30, 1995       June 30, 1994
                              --------------      --------------
Net investment in real
 estate as of June 30           $32,118,359           $33,594,978
Total liabilities as
 of June 30                      16,067,658            16,092,007
Total income                      2,849,040             3,286,828
Net income                            3,364               624,794

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 21.74% joint venture interest in the property. The joint venture information at June 30, 1995 and 1994 includes both the 45 West 45th Street Office Building and Sun Lake Apartments.

4. Subsequent Event:

In July 1995, the Partnership made a distribution of $1,167,905 ($3.99 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. This distribution includes a regular quarterly distribution of $.60 per Interest from Cash Flow, a special distribution of $2.50 per Interest from Cash Flow reserves and a special distribution of $.89 per Interest from Mortgage Reductions received in connection with the Skyline Village Mobile Home Park mortgage loan repayment.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in participating (and, to a lesser extent, non-participating) first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid in 1994. As of June 30, 1995, the Partnership had an investment in one loan and two joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
---------------------

Primarily as a result of lower interest income on loans receivable due to the June 1994 repayment of the Skyline Village Mobile Home Park loan, the Partnership's net income decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The June 1994 repayment of the Skyline Village loan resulted in a decrease in interest income on loans for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Higher average cash balances due to proceeds received from the Skyline Village loan repayment and higher interest rates resulted in an increase in interest income on short-term investments for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of higher accounting and portfolio management fees, administrative expenses increased during the quarter ended June 30, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreements and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions during the six months ending June 30, 1995 and 1994 related to its loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Sun Lake Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower revenues due to lower rental rates at the 45 West 45th Street office building, the participation in income of joint ventures decreased during the six months ended June 30, 1995 as compared to the same period in 1994, and there was a participation in loss of joint ventures during the quarter ended June 30, 1995 as compared to income during the same period in 1994. In addition, Sun Lake Apartments generated a loss during the quarter ended June 30, 1995 as compared to income during the same period in 1994 due to painting expenses at the property. This decrease was partially offset by lower interest expense at this property due to the November 1994 re-marketing of the mortgage bonds.

Liquidity and Capital Resources
--------------------------------

The cash position of the Partnership decreased slightly at June 30, 1995 as compared to December 31, 1994. Operating activities consisted of the cash flow from the Partnership's loan receivable and interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. Investing activities consisted of contributions to the 45 West 45th Street joint venture and distributions from the Sun Lake and 45 West 45th Street joint ventures. Financing activities consisted of the regular quarterly distributions to the Limited Partners and the General Partner.

The Partnership and three affiliates funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan amount for a participating percentage of 21.74%. In February 1995, the participants received title to the property through foreclosure.

In July 1995, the Partnership made a distribution of $1,167,905 ($3.99 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. This distribution includes a regular quarterly distribution of $.60 per Interest from Cash Flow, a special distribution of $2.50 per interest from Cash Flow reserves and a special distribution of $.89 per Interest from Mortgage Reductions received in connection with the Skyline Village Mobile Home Park mortgage loan repayment. The level of the regular quarterly distribution is consistent with that of the prior quarter. The Partnership also paid $23,267 to the General Partner as its unsubordinated distributive share of Cash Flow for the second quarter of 1995. To date, including the July 1995 distribution, the Partnership has distributed $49.29 per $100 Interest, of which $35.92 represents Cash Flow from operations and $13.37 represents Original Capital.

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

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits:

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VIII,
                                  the General Partner



Date:  August 8, 1995
       ---------------------------