Form 10-Q
period 1995-09-30
BALCOR PREFERRED PENSION-12
filed 1995-11-14
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                         BALCOR PREFERRED PENSION - 12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                    1995          1994
                                                 -----------   -----------
Cash and cash equivalents                       $ 3,089,539   $ 4,256,384
Accounts and accrued interest receivable             81,445        60,777
                                                 -----------   -----------
                                                  3,170,984     4,317,161
                                                 -----------   -----------
Investment in loan receivable                     7,841,453     7,889,890
Less:
  Allowance for potential loan losses               545,000       545,000
                                                 -----------   -----------
Net investment in loan receivable                 7,296,453     7,344,890

Investment in joint ventures - affiliates         4,881,736     5,268,196
                                                 -----------   -----------
                                                 12,178,189    12,613,086
                                                 -----------   -----------
                                                $15,349,173   $16,930,247
                                                 ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    32,737   $    44,388
Due to affiliates                                    14,159        42,961
                                                 -----------   -----------
     Total liabilities                               46,896        87,349

Partners' capital (292,708 Limited Partnership
  Interests issued and outstanding)              15,302,277    16,842,898
                                                 -----------   -----------
                                                $15,349,173   $16,930,247
                                                 ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION - 12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                 -----------   -----------
Income:
  Interest on loans                             $   617,432   $   918,295
  Interest on short - term investments              175,189       118,488
                                                 -----------   -----------
    Total income                                    792,621     1,036,783
                                                 -----------   -----------
Expenses:
  Administrative                                    244,113       256,875
                                                 -----------   -----------
    Total expenses                                  244,113       256,875
                                                 -----------   -----------
Income before participation in loss of joint
  ventures - affiliates and equity in loss
  from investment in acquisition loan               548,508       779,908
Participation in loss of joint ventures -
  affiliates                                       (489,264)     (508,942)
Equity in loss from investment in acquisition
  loan                                              (48,437)      (53,535)
                                                 -----------   -----------
Net income                                      $    10,807   $   217,431
                                                 ===========   ===========
Net income allocated to General Partner         $    32,273   $    20,265
                                                 ===========   ===========
Net (loss) income allocated to Limited Partners $   (21,466)  $   197,166
                                                 ===========   ===========
Net (loss) income per Limited Partnership
    Interest (292,708 issued and outstanding)   $     (0.07)  $      0.67
                                                 ===========   ===========
Distributions to General Partner                $    32,273   $    20,265
                                                 ===========   ===========
Distributions to Limited Partners               $ 1,519,155   $   790,311
                                                 ===========   ===========
Distributions per Limited Partnership Interest  $      5.19   $      2.70
                                                 ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION - 12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                 -----------   -----------
Income:
  Interest on loans                             $   205,811   $   205,991
  Interest on short - term investments               45,580        91,992
                                                 -----------   -----------
    Total income                                    251,391       297,983
                                                 -----------   -----------
Expenses:
  Administrative                                     67,632        80,931
                                                 -----------   -----------
    Total expenses                                   67,632        80,931
                                                 -----------   -----------
Income before participation in loss of joint
  ventures - affiliates and equity in loss
  from investment in acquisition loan               183,759       217,052
Participation in loss of joint ventures -
  affiliates                                       (517,393)     (670,531)
Equity in loss from investment in acquisition
  loan                                              (16,146)      (17,845)
                                                 -----------   -----------
Net loss                                        $  (349,780)  $  (471,324)
                                                 ===========   ===========
Net income allocated to General Partner         $    23,267   $     6,755
                                                 ===========   ===========
Net loss allocated to Limited Partners          $  (373,047)  $  (478,079)
                                                 ===========   ===========
Net loss per Limited Partnership Interest
    (292,708 issued and outstanding)            $     (1.27)  $     (1.64)
                                                 ===========   ===========
Distribution to General Partner                 $    23,267   $     6,755
                                                 ===========   ===========
Distribution to Limited Partners                $ 1,167,905   $   263,437
                                                 ===========   ===========
Distribution per Limited Partnership Interest   $      3.99   $      0.90
                                                 ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                         BALCOR PREFERRED PENSION - 12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                     1995          1994
                                                 -----------   -----------
Operating activities:
  Net income                                    $    10,807   $   217,431
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                             48,437        53,535
      Participation in loss of joint ventures -
        affiliates                                  489,264       508,942
      Accrued interest income due at maturity of
        loan                                                       (7,196)
      Collection of accrued interest income due
        at maturity                                               132,966
      Net change in:
        Escrow deposits - restricted                               11,168
        Accounts and accrued interest receivable    (20,668)       43,286
        Accounts payable                            (11,651)      (29,272)
        Due to affiliates                           (28,802)       32,131
        Escrow liabilities                                        (22,273)
                                                 -----------   -----------
  Net cash provided by operating activities         487,387       940,718
                                                 -----------   -----------
Investing activities:
  Distributions from joint ventures - affiliates    195,221       148,151
  Contributions to joint ventures - affiliates     (298,025)
  Collection of principal on investment in
    acquisition loan                                            5,250,000
                                                 -----------   -----------
  Net cash used in or provided by investing
    activities                                     (102,804)    5,398,151
                                                 -----------   -----------
Financing activities:
  Distributions to Limited Partners              (1,519,155)     (790,311)
  Distributions to General Partner                  (32,273)      (20,265)
                                                 -----------   -----------
  Cash used in financing activities              (1,551,428)     (810,576)
                                                 -----------   -----------
Net change in cash and cash equivalents          (1,166,845)    5,528,293
Cash and cash equivalents at beginning of period  4,256,384     1,644,086
                                                 -----------   -----------
Cash and cash equivalents at end of period      $ 3,089,539   $ 7,172,379
                                                 ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995 and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                                  Paid
                                        -----------------------
                                        Nine Months    Quarter     Payable
                                        -----------   ---------   ---------
   Mortgage servicing fees                $17,952     $ 5,277     $ 1,759
   Reimbursement of expenses to
     the General Partner, at cost          86,010       7,513      12,400

For the nine months ended September 30, 1995, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $32,273. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                              September 30, 1995      September 30, 1994
                              ------------------      ------------------
Net investment in real
 estate as of September 30      $29,536,071             $31,427,997
Total liabilities as
 of September 30                 16,207,626              16,159,962
Total income                      4,385,711               4,900,820
Net loss                         (2,417,694)             (1,138,664)


The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 21.74% joint venture interest in the property. The net loss at September 30, 1995 includes a provision of $2,473,000 related to the decline in the fair value of 45 West 45th Street Office Building and the net loss at September 30, 1994 includes a provision of $1,800,000 related to the decline in the fair value of Sun Lake Apartments.

4. Subsequent Event:

In October 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing a distribution for the third quarter of 1995 from Cash Flow.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid in 1994. As of September 30, 1995, the Partnership had an investment in one loan and two joint ventures owning real estate in its portfolio.

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

Summary of Operations
---------------------

The Partnership recognized its share of the declines in fair values of the 45 West 45th Street Office Building and the Sun Lake Apartments during the quarters ended September 30, 1995 and 1994, respectively. In addition, the Skyline Village Mobile Home Park loan was repaid in June 1994. The combined effect and the timing of these events resulted in a decrease in the net income during the nine months ended September 30, 1995 and a decrease in the net loss during the quarter ended September 30, 1995 when compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The June 1994 repayment of the Skyline Village loan resulted in a decrease in interest income on loans for the nine months ended September 30, 1995 when compared to the same period in 1994.

Higher interest rates and higher average cash balances due to proceeds received from the Skyline Village loan repayment in June 1994 resulted in an increase in interest income on short-term investments for the nine months ended September 30, 1995 as compared to the same period in 1994. The special distribution to Limited Partners in July 1995 resulted in a decrease in average cash balances and interest income on short-term investments for the quarter ended September 30, 1995 as compared to the same period in 1994.

As a result of higher legal fees in 1994 due to the default on the 45 West 45th Street loan, administrative expenses were lower during the quarter ended September 30, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreements and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions during the nine months ended September 30, 1995 and 1994 related to its loans.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building and Sun Lake Apartments during the quarters ended September 30, 1995 and 1994, respectively, which resulted in participation in loss of joint ventures during the nine months and quarters ended September 30, 1995 and 1994.

Liquidity and Capital Resources
--------------------------------

The cash position of the Partnership decreased as of September 30, 1995 as compared to December 31, 1994. The primary reason for the decrease was a special distribution made to Limited Partners in July 1995 from Cash Flow reserves and Mortgage Reductions received in connection with the Skyline Village Mobile Home Park mortgage loan repayment.

The Partnership classifies the cash flow performance of the properties in which it has a joint venture interest as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include any debt service payments. The 45 West 45th Street Office Building, which does not have any underlying debt, generated positive cash flow during the nine months ended September 30, 1995 and 1994. In addition, significant leasing costs were incurred in 1995 at the property. These items were not included in classifying the cash flow performance of the property since they are nonrecurring expenditures. Had these costs been included, the property would have generated a significant cash flow deficit for the nine months ended September 30, 1995. The occupancy rate of this property was 86% at September 30, 1995. The Sun Lake Apartments, which has an underlying first mortgage loan, generated positive cash flow during the nine months ended September 30, 1995 and 1994. The occupancy rate of the property was 98% at September 30, 1995. Rental markets continue to remain extremely competitive, therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In October 1995, the underlying revenue bonds, which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were secured by a letter of credit for a fee of 1.7% annually. The new bonds require payment of guarantee and servicing fees totaling .975% annually. The monthly payment due on the new bonds is $99,080. The maturity date of the bonds is November 2025 with the next mandatory remarketing date being November 2005. In connection with the refunding, the $700,000 debt service reserve was released, and the Sun Lake joint venture paid approximately $720,000 in financing and closing fees. The Partnership's share of these fees was approximately $274,000.

The Partnership and three affiliates funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan amount for a participating percentage of 21.74%. In February 1995, the participants received title to the property through foreclosure.

In October 1995, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing the regular quarterly distribution for the third quarter of 1995 from Cash Flow. The level of the regular quarterly distribution is consistent with that of the prior quarter. The Partnership also paid $4,503 to the General Partner as its unsubordinated distributive share of Cash Flow for the third quarter of 1995. To date, including the October 1995 distribution, the Partnership has distributed $49.89 per $100 Limited Partnership Interest, of which $36.52 represents Cash Flow from operations and $13.37 represents Original Capital.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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


Date:  November 14, 1995
       ---------------------------