Form 10-K
period 1995-12-31
BALCOR PREFERRED PENSION-12
filed 1996-04-01
CIK 819576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-17653
                       -------

                          BALCOR PREFERRED PENSION-12
                        A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3523598
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

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

The Registrant originally funded four loans. As a result of one repayment and two foreclosures, the Registrant has one investment in an acquisition loan in its portfolio and two investments in joint ventures with affiliates as of December 31, 1995.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

The General Partner had previously advised Limited Partners that the strategy for the Registrant was to sell or otherwise dispose of all the assets over the next four to five year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since February 1996, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Additionally, the sale of the commercial properties may be accelerated if market conditions are favorable. If the current market conditions for sales remain favorable and appropriate sales prices can be obtained, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in February 1996, which tender offer expired on March 12, 1996. The tender offer was made by Equity Resource Fund - XVIII ("Equity Resource"). Equity Resource stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Equity Resource acquired 1.1% of the total interests outstanding in the Registrant. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact any future tender offers will have on the operations or management of the Registrant.

In February 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its joint venture ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-VIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

The Registrant currently holds minority joint venture interests in the 45 West 45th Street Office Building (New York City, New York), and the Sun Lake Apartments (Lake Mary, Florida), which were acquired through foreclosure. See
Note 6 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3. Legal Proceedings
- -------------------------

Williams class action
- ---------------------
In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action.
Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Item 7. Liquidity and Capital Resources. As of December 31, 1995, no funds have been set aside in the Repurchase Fund to repurchase Interests from Limited Partners and it is not expected that any amounts will be available in the Repurchase Fund to satisfy repurchase requests in the foreseeable future. See Note 3 of Notes to Financial Statements for additional information.

As of December 31, 1995, the number of holders of Limited Partnership Interests of the Registrant was 4,047.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                      1995        1994         1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income        $1,040,598  $1,297,345  $1,423,424  $1,754,658  $2,024,310
Provision for po-
  tential losses on
  loans and accrued
  interest receivable     None        None        None     950,000   1,500,000
Net (loss) income      (15,949)    320,140   1,057,775    (350,533)    150,106
Net (loss) income
  per Limited
  Partnership
  Interest               (0.18)       1.01        3.52       (1.19)        .36
Total assets        15,191,890  16,930,247  20,515,424  20,605,925  22,516,537
Distributions per
  Limited Partnership
  Interest (A)            5.79       13.30        3.60        5.20        8.00


  (A) These amounts include distributions of original capital of $.89, $10.00 and $2.02 per Limited Partnership Interest for the years 1995, 1994 and 1991, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") received lower interest income on loans during 1995 and 1994 as a result of the Skyline Village loan repayment in 1994. In addition, the Partnership recognized its share of provisions for losses relating to the change in the estimates of the fair values of its joint venture investments during 1995, 1994 and 1993. These losses are reflected in participation in joint ventures with affiliates in the financial statements. The combined effect of these events resulted in a net loss during 1995 as compared to net income during 1994 and lower net income during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------
The June 1994 repayment of the Skyline Village loan resulted in a decrease in interest income on loans for 1995 when compared to 1994.

Higher interest rates resulted in an increase in interest income on short-term investments for 1995 as compared to 1994.

As a result of higher legal fees in 1994 due to the default on the 45 West 45th Street loan and higher mortgage servicing fees in 1994 due to the repayment of the Skyline Village loan and the foreclosure on the 45 West 45th Street loan in February 1995, administrative expenses were lower during 1995 as compared to 1994.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its joint venture properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions during 1995 and 1994 related to its loans. During 1995 and 1994, the Partnership recognized provisions of approximately $918,000 and $685,000, respectively, related to the Partnership's joint venture interests in real estate held for sale to provide for changes in the estimate of the fair value of the properties.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. As a result of a provision for loss relating to the change in the estimate of the fair value of the 45 West 45th Street Office Building recognized during 1995 and lower income from this property during 1995 as compared to 1994, the participation in the loss of joint ventures with affiliates was higher in 1995 as compared to 1994. This was partially offset by a provision for loss relating to the change in the estimate of the fair value of Sun Lake Apartments during 1995 which was less than the provision for loss recognized in 1994 and higher income generated by this property in 1995 as compared to 1994.

1994 Compared to 1993
- ---------------------

The June 1994 repayment on the Skyline Village loan resulted in a decrease in interest income on loans during 1994 as compared to 1993.

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

The Partnership recognized losses of approximately $685,000 in 1994 and approximately $500,000 in 1993 as its share of the decline in fair value of the Sun Lake Apartments and the 45 West 45th Street office building, respectively. As a result, participation in loss of joint ventures with affiliates increased during 1994 as compared to 1993.

Liquidity and Capital Resources
- --------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994 primarily due to a special distribution to Limited Partners in July 1995. Operating activities consisted of the cash flow from the Partnership's loan receivable and interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. Investing activities consisted of net contributions to the joint ventures with affiliates. Financing activities consisted of quarterly distributions to the Limited Partners and the General Partner.

The Partnership classifies the cash flow performance of the properties in which it has a joint venture interest as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include any debt service payments. The 45 West 45th Street Office Building, which does not have any underlying debt, generated positive cash flow during 1995 and 1994. In addition, significant leasing costs were incurred in 1995 at the property. These items were not included in classifying the cash flow performance of the property since they are nonrecurring expenditures. Had these costs been included, the property would have generated a significant cash flow deficit for 1995. The occupancy rate of this property was 86% at December 31, 1995. The Sun Lake Apartments, which has an underlying first mortgage loan, generated positive cash flow during 1995 and 1994. The occupancy rate of the property was 97% at December 31, 1995. Rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner had previously advised Limited Partners that the strategy for the Partnership was to sell or otherwise dispose of all the assets over the next four to five year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since February 1996, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Additionally, the sale of the commercial properties may be accelerated if market conditions are favorable. If the current market conditions for sales remain favorable and appropriate sales prices can be obtained, the Partnership's liquidation strategy may be accelerated.

In October 1995, the underlying revenue bonds, which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were secured by a letter of credit for a fee of 1.7% annually. The new bonds require payment of guarantee and servicing fees totaling .975% annually. The monthly payment due on the new bonds is $99,080. The maturity date of the bonds is November 2025 with the next mandatory remarketing date being November 2005. In connection with the refunding, the $700,000 debt service reserve was released, and the Sun Lake joint venture paid approximately $775,000 in financing and closing fees.

The Partnership and three affiliates (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan amount for a participating percentage of 21.74%. In February 1995, the Participants received title to the property through foreclosure.

In January 1996, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing the regular quarterly distribution for the fourth quarter of 1995 from Cash Flow. The level of the regular quarterly distribution is consistent with that of the prior quarter. The Partnership also paid $4,503 to the General Partner as its unsubordinated distributive share of Cash Flow for the fourth quarter of 1995. During July 1995, the Partnership paid $992,280 ($3.39 per Interest) to Limited Partners, representing a special distribution from Cash Flow reserves and a portion of the Mortgage Reductions received from the repayment of the Skyline Village loan. The level of the regular quarterly distributions was lower in 1995 as compared to 1994 and 1993 due to the reduction in Cash Flow resulting from the repayment of the Skyline Village loan. During 1995, 1994 and 1993, the Partnership made regular quarterly distributions to Limited Partners from Cash Flow totaling $2.40, $3.30 and $3.60 per Interest, respectively. During 1995 and 1994, the Partnership made distributions to Limited Partners from Mortgage Reductions of $.89 and $10.00 per Interest, respectively. To date, including the January 1996 distribution, the Partnership has distributed $50.49 per $100 Limited Partnership Interest, of which $37.12 represents Cash Flow from operations and $13.37 represents Original Capital.

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

The Partnership expects to continue making quarterly cash distributions from available Cash Flow. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any

Reserves or makes expenditures appropriate for the operation of the Partnership. There is no assurance that the Partnership will generate Cash Flow or that, if generated, it will be available for distribution or be sufficient to provide a return of Original Capital, the Warranty Distribution or the Cumulative Return. For the year ended December 31, 1995, $36,776, which represents one-half of the General Partner's share of distributed Cash Flow, was subordinated in accordance with the terms of the Partnership Agreement. See
Note 3 of Notes to Financial Statements for additional information.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statement and Supplementary Data
- --------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Mortgage Advisors-VIII nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner own no Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-17653) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-17653).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules:

See Index to Financial Statements in this Form 10-K.

See Table of Contents of the 1995 and 1994 Financial Statements for Noland Fashion Square Partnership, which is the collateral for the Partnership's $7,817,596 loan (Noland Fashion Square loan), following this Form 10-K.

See Indexes to the 1995 and 1994 Financial Statements of Lake Sun Partners Limited Partnership following this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PREFERRED PENSION-12
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             -----------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-VIII, the General Partner

Date: April 1, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                      Date
- ---------------------    --------------------------------   --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-VIII, the General
/s/Thomas E. Meador      Partner                            April 1, 1996
- --------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Mortgage Advisors-VIII,
 /s/Brian D. Parker      the General Partner                April 1, 1996
- -------------------                                         --------------
  Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Preferred Pension-12
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Noland Fashion Square Partnership, owner of the shopping center known as Noland Fashion Square (the "Property"), which collateralizes the acquisition loan receivable held by the Partnership. The acquisition loan receivable represents 48% of the Partnership's assets at December 31, 1995. The Partnership's equity in loss related to the Property was $72,294 for the year ended December 31, 1995. The financial statements of Noland Fashion Square Partnership were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to data included for the equity in loss of the Property to which the Partnership holds an acquisition loan, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Preferred Pension-12
A Real Estate Limited Partnership

We have audited the accompanying balance sheet of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Noland Fashion Square Partnership, which owns the shopping center known as Noland Fashion Square (the "Property"), with respect to which the Partnership has made an investment in an acquisition loan. The Partnership's equity in loss related to the Property was $64,582 and $71,378 in 1994 and 1993 respectively. The financial statements of Noland Fashion Square Partnership were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to data included for the equity in loss of the Property to which the Partnership has made an investment in an acquisition loan, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Preferred Pension-12 A Real Estate Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                              ERNST & YOUNG LLP


Chicago, Illinois
March 21, 1995

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                              ------------    ------------
Cash and cash equivalents                   $   3,062,342   $   4,256,384
Accounts and accrued interest receivable           54,970          60,777
                                              ------------    ------------
                                                3,117,312       4,317,161
                                              ------------    ------------
Investment in acquisition loan receivable       7,817,596       7,889,890
Less:
  Allowance for potential loan losses             545,000         545,000
                                              ------------    ------------
Net investment in acquisition loan receivable   7,272,596       7,344,890

Investment in joint ventures - affiliates       4,801,982       5,268,196
                                              ------------    ------------
                                               12,074,578      12,613,086
                                              ------------    ------------
                                            $  15,191,890   $  16,930,247
                                              ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      82,545   $      44,388
Due to affiliates                                  13,952          42,961
                                              ------------    ------------
    Total liabilities                              96,497          87,349

Limited Partners' capital (292,708 Interests
  issued and outstanding)                      15,137,296      16,884,801
General Partner's deficit                         (41,903)        (41,903)
                                              ------------    ------------
    Total partners' capital                    15,095,393      16,842,898
                                              ------------    ------------
                                            $  15,191,890   $  16,930,247
                                              ============    ============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993



                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1992    $  20,463,535 $     (41,903)$  20,505,438

Cash distributions (A)             (1,080,768)      (27,020)   (1,053,748)
Net income for the year ended
  December 31, 1993                 1,057,775        27,020     1,030,755
                                  ------------  ------------  ------------
Balance at December 31, 1993       20,440,542       (41,903)   20,482,445

Cash distributions (A)             (3,917,784)      (24,768)   (3,893,016)
Net income for the year ended
  December 31, 1994                   320,140        24,768       295,372
                                  ------------  ------------  ------------
Balance at December 31, 1994       16,842,898       (41,903)   16,884,801

Cash distributions (A)             (1,731,556)      (36,776)   (1,694,780)
Net (loss) income for the year
  ended December 31, 1995             (15,949)       36,776       (52,725)
                                  ------------  ------------  ------------
Balance at December 31, 1995    $  15,095,393 $     (41,903)$  15,137,296
                                  ============  ============  ============



(A) Summary of cash distributions paid per Limited Partnership Interest:


                                      1995          1994          1993
                                  ------------  ------------  ------------

               First Quarter    $        0.60 $        0.90 $        0.90
               Second Quarter            0.60          0.90          0.90
               Third Quarter             3.99          0.90          0.90
               Fourth Quarter            0.60         10.60          0.90


   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                  ------------  ------------  ------------
Income:
  Interest on loans             $     823,242 $   1,117,310 $   1,383,790
  Interest on short-term
    investments                       217,356       180,035        39,634
                                  ------------  ------------  ------------
    Total income                    1,040,598     1,297,345     1,423,424
                                  ------------  ------------  ------------
Expenses:
  Administrative                      292,844       399,995       254,307
                                  ------------  ------------  ------------
    Total expenses                    292,844       399,995       254,307
                                  ------------  ------------  ------------
Income before participation in
  loss of joint ventures -
  affiliates and equity in loss
  from investment in acquisition
  loans                               747,754       897,350     1,169,117
Participation in loss of
  joint ventures - affiliates        (691,409)     (512,628)      (39,964)
Equity in loss from investment
  in acquisition loan                 (72,294)      (64,582)      (71,378)
                                  ------------  ------------  ------------
Net (loss) income               $     (15,949)$     320,140 $   1,057,775
                                  ============  ============  ============
Net income allocated to
  General Partner               $      36,776 $      24,768 $      27,020
                                  ============  ============  ============
Net (loss) income allocated to
  Limited Partners              $     (52,725)$     295,372 $   1,030,755
                                  ============  ============  ============
Net (loss) income per Limited
  Partnership Interest (292,708
  issued and outstanding)       $       (0.18)$        1.01 $        3.52
                                  ============  ============  ============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net (loss) income             $     (15,949)$     320,140 $   1,057,775
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
      Equity in loss from
        investment in
        acquisition loan               72,294        64,582        71,378
      Participation in loss of
        joint ventures -
        affiliates                    691,409       512,628        39,964
      Accrued interest income
        due at maturity of loan                      (7,196)      (13,778)
      Collection of accrued
        interest income due at
        maturity                                    132,966
      Net change in:
        Escrow deposits -
          restricted                                 11,168        11,318
        Accounts and accrued
          interest receivable           5,807        41,167        64,953
        Accounts payable               38,157         5,314         6,798
        Due to affiliates             (29,009)       29,426         2,868
        Escrow liabilities                          (22,273)         (213)
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities              762,709     1,087,922     1,241,063
                                  ------------  ------------  ------------
Investing activities:
  Collection of principal
    payment on loan receivable                    5,250,000
  Capital contributions to joint
    ventures - affiliates            (569,417)                   (101,639)
  Distributions from joint
    ventures - affiliates             344,222       192,160       451,656
                                  ------------  ------------  ------------
  Net cash (used in) or provided
    by investing activities          (225,195)    5,442,160       350,017
                                  ------------  ------------  ------------

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (CONTINUED)

                                     1995          1994          1993
                                --------------  ------------  ------------
Financing activities:
  Distributions to Limited
    Partners                    $  (1,694,780)$  (3,893,016)$  (1,053,748)
  Distributions to General
    Partner                           (36,776)      (24,768)      (27,020)
  Repayment of loan to
    General Partner                                               (76,961)
                                  ------------  ------------  ------------
  Net cash used in
    financing activities           (1,731,556)   (3,917,784)   (1,157,729)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                      (1,194,042)    2,612,298       433,351
Cash and cash equivalents at
  beginning of year                 4,256,384     1,644,086     1,210,735
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $   3,062,342 $   4,256,384 $   1,644,086
                                  ============  ============  ============


   The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Preferred Pension-12 A Real Estate Limited Partnership is engaged principally in investment in joint venture interests in residential and commercial real estate and investment in a first mortgage loan located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

(c) Loan losses on the acquisition loan are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of the loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan.

(d) Investment in acquisition loan represents the mortgage loan which, because the loan agreement includes certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan funding), and subsequently adjusts its investment for its share of the collateral property's income or loss.

Amounts representing contractually-required debt service are recorded in the accompanying Statements of Income and Expenses as interest income. Equity in loss from investment in acquisition loan represents the Partnership's share of the collateral property operations, including depreciation and interest expense. The Partnership's share of operations has no effect on cash flow of the Partnership.

(e) Investment in joint ventures - affiliates represents the Partnership's interest, under the equity method of accounting, in the joint ventures with affiliates. Under the equity method of accounting, the Partnership records its initial investments at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of each joint venture's income or loss.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Investment in Acquisition Loan:

The Partnership and two affiliates (the "Participants") funded the $23,300,000 Noland Fashion Square loan in 1989. The Partnership participates ratably in approximately 38% of the loan, interest income and participation income. The Partnership's share of the loan balance at December 31, 1995 is $7,817,596. Current monthly interest only payments of $68,604 are due representing an interest rate of 9.75%, and the loan matures in 1999. The Participants may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share of appreciation in the collateral property upon repayment or refinancing.

5. Allowances for Losses on Loans

Activity recorded in the allowances for losses on loans during the three years ended December 31, 1995 is described in the table below.

                                   1995          1994          1993
                               ------------  -----------    -----------
Loans:
 Balance at beginning of
  year                         $   545,000     $  545,000    $ 1,345,000
 Direct write-off of loans
  against allowance                    None          None       (800,000)
                                -----------   -----------    -----------
Balance at the end of  the year  $ 545,000     $  545,000     $  545,000
                                ===========   ===========    ===========

6. Investments in Joint Ventures - Affiliates:

(a) In 1992, the Partnership and an affiliate acquired title to Sun Lake Apartments. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's ownership percentage is 38.05%. During 1995 and 1994, the Partnership recognized losses of $380,500 and $684,900, respectively, as its share of the provisions relating to the change in the estimate of the fair value of the property. These amounts are included in the Partnership's participation in income (loss) of joint ventures with affiliates. In addition, during 1995, 1994 and 1993 the Partnership received distributions from this joint venture totaling $165,500, $192,160, and $57,770, respectively. The Partnership made contributions of $279,122 and $101,639 in 1995 and 1993, respectively.

The original borrower has retained the right to receive 20% of the net proceeds received upon the first sale of the property after the payment of the third party debt, closing costs, proration items and an amount to the participants equal to their original investment plus certain returns specified in the foreclosure sale agreement. However, in no event will this amount exceed $500,000.

(b) In 1995, the Partnership and three affiliates acquired title to the 45 West 45th Street Office Building. The Partnership's investment was reclassified from loan in substantive foreclosure to an investment in joint venture with an affiliate effective January 1993 because it was the General Partner's opinion that the borrower had effectively surrendered control of the property at that time. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's ownership percentage is 21.74%. During 1995 and 1993, the Partnership recognized losses of $537,630 and $500,000, respectively, as its share of the provisions relating to the change in the estimate of the fair value of the property. These amounts are included in the Partnership's participation in income (loss) of joint ventures with affiliates. In addition, during 1995, the Partnership made contributions of $290,295 to the joint venture. During 1995 and 1993, the Partnership received distributions of $178,722 and $393,886, respectively, from the joint venture.

The following information has been summarized from the financial statements of the joint ventures:

                                  1995            1994            1993
                              ------------    ------------    ------------
Net investment in real
 estate held for sale
 as of December 31            $ 30,786,840    $ 31,603,406    $ 24,685,000
Total liabilities as
 of December 31                 15,873,390      15,982,056      15,869,439
Total income                     6,163,884       6,102,755       3,415,562
Income before provision            387,474         636,269         173,851
Provision for potential
   losses                        3,473,000        1,800,000
 Net (loss) income              (3,085,526)      (1,163,731)       173,851

The joint venture information for 1995 and 1994 includes information for both the 45 West 45th Street Office Building and Sun Lake Apartments. The joint venture information for 1993 includes only information for Sun Lake Apartments.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $23,229  $1,759 $41,264 $ 2,801  $46,733 $3,894
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             38,880   3,793   47,471  19,682   38,570  3,190
    Data processing         5,255     331   12,400   2,219   16,316  4,303
    Investor communica-
      tions                 2,053    None   17,127   1,990    1,620    134
    Legal                   7,356   1,132    3,492   1,622      987     82
    Other                   2,796    None   12,543   2,977    2,349    195
    Portfolio management   46,128   6,937   16,903  11,670   21,004  1,737

The General Partner subordinates receipt of one-half of its share of distributed Cash Flow, totaling $36,776, $24,768 and $27,020 for the years ending December 31, 1995, 1994 and 1993, respectively. These amounts will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will then be allocated to the Repurchase Fund.

8. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes they have meritorious defenses to contest the claims.

9. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Acquisition loan receivable: The carrying value of the acquisition loan receivable approximates the fair value.

10. Subsequent Event:

In January 1996, the Partnership paid $175,625 ($.60 per Interest) to Limited Partners, representing a distribution for the fourth quarter of 1995 from Cash Flow.

                       NOLAND FASHION SQUARE PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                       NOLAND FASHION SQUARE PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                   CONTENTS




Independent auditors' report


Financial statements:

     Balance sheets

     Statements of operations

     Statements of changes in partners' equity deficiency

     Statements of cash flows

     Notes to financial statements

                         Independent Auditors' Report
                         ----------------------------



To the Partners
Noland Fashion Square Partnership
Kansas City, Missouri


We have audited the accompanying balance sheets of Noland Fashion Square Partnership (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noland Fashion Square Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        /s/House Park & Company, P.C.

February 15, 1996

                       NOLAND FASHION SQUARE PARTNERSHIP

                  BALANCE SHEETS - DECEMBER 31, 1995 AND 1994

                                ASSETS (Note 4)

                                           1995          1994
                                       -----------    -----------
Property and equipment (Note 3)        $13,594,584   $14,236,614
Cash                                       241,378       142,812
Accounts receivable, tenants,
  less allowance for doubtful
  accounts of $60,913 in 1995 and
   $22,048 in 1994                         162,621        90,854
Funds in escrow (Note 5)                   234,699       288,294
Prepaid insurance                                          7,948
Deferred charges (Notes 2 and 6)           394,633       500,885
                                       -----------   -----------
                                       $14,627,915   $15,267,407
                                       ===========   ===========

                  LIABILITIES AND PARTNERS' EQUITY DEFICIENCY

Liabilities:
 Mortgage note payable
   (Notes 2 and 4)                     $22,356,107   $22,356,107
 Partners' notes payable
    (Notes 2 and 4)                        955,012       955,012
                                       -----------   -----------
                                        23,311,119    23,311,119
                                       -----------   -----------
 Accounts payable:
   Trade                                     4,143         3,022
   Tenants                                  27,678        25,213
   Related parties (Note 2)                  8,772        14,807
                                       -----------   -----------
                                            40,593        43,042
                                       -----------   -----------
 Accrued interest                          123,049       123,049
                                       -----------   -----------
 Tenants' security deposits                 15,166        14,018
                                       -----------   -----------
                                        23,489,927    23,491,228
Partners' equity deficiency           (  8,862,012) (  8,223,821)
                                       -----------   -----------
                                       $14,627,915   $15,267,407
                                       ===========   ===========

                      See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                            1995          1994
                                        ----------    ----------
Revenues:
 Rent (Note 7)                          $2,437,819    $2,453,835
 Interest                                   28,523        19,533
 Other (Note 7)                            647,055       538,105
                                        ----------    ----------
                                         3,113,397     3,011,473
                                        ----------    ----------
Expenses:
 Amortization                              135,526       158,609
 Contract labor                             54,101        59,525
 Depreciation                              644,625       643,280
 Insurance                                  39,736        42,082
 Interest (Note 4)                       2,181,263     2,180,995
 Management fees (Note 2)                   59,265        60,955
 Bad debt expense                           38,865         9,646
 Other                                      11,164        15,521
 Professional fees (Note 2)                 22,974        22,333
 Property tax                              492,722       390,579
 Repairs and maintenance                    27,121        26,187
 Utilities                                  19,769        16,351
 Loss on disposal of assets                 24,457
                                        ----------    ----------
                                         3,751,588     3,626,063
                                        ----------    ----------
Net loss                               ($  638,191)  ($  614,590)
                                        ==========    ==========


                      See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY DEFICIENCY

                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                            1995         1994
                                       -----------    -----------
Balance, beginning                     ($8,223,821)  ($7,609,231)
Net loss for the year                  (   638,191)  (   614,590)
                                        ----------    ----------
Balance, ending                        ($8,862,012)  ($8,223,821)
                                        ==========    ==========


                      See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                           1995          1994
                                       -----------    -----------
Cash flows from operating activities:
 Net loss                              ($  638,191)  ($  614,590)
 Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
    Depreciation                           644,625       643,280
    Amortization of deferred charges       135,526       158,609
    Loss on disposal of assets              24,457
    Change in accounts receivable      (    71,767)       39,362
    Change in prepaid insurance              7,948   (     7,948)
    Change in accounts payable         (     2,449)  (    81,592)
    Change in tenants' security
      deposits                               1,148   (    19,306)
                                       -----------    ----------
 Net cash provided by
   operating activities                    101,297       117,815
                                       -----------    ----------
Cash flows from investing activities:
 Purchase of property and equipment    (    27,052)  (    21,231)
 Increase in deferred charges          (    29,274)  (    43,433)
                                       -----------    ----------
         Net cash used by investing
          activities                   (    56,326)  (    64,664)
                                       -----------   -----------
Cash flows from financing activities,
 net change in funds held in escrow         53,595   (    40,800)
                                       -----------   -----------

Net change in cash                          98,566        12,351

Cash, beginning of year                    142,812       130,461
                                       -----------    ----------
Cash, end of year                       $  241,378    $  142,812
                                        ==========    ==========
Supplemental disclosure of cash
  flow information:
 Cash paid during the year
    for interest                        $2,181,263    $2,180,995
                                        ==========    ==========

                      See notes to financial statements.

                       NOLAND FASHION SQUARE PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995 AND 1994


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

2.   Related parties:

     An affiliated company, two of the officers of which are partners in the Partnership, manages the Partnership's rental property and is its primary leasing agent. Management fees and leasing commissions accrued to the affiliated company during 1995 and 1994 totaled $88,539 and $104,387,

                       NOLAND FASHION SQUARE PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

2.   Related parties (continued):

     respectively, of which $8,772 and $14,807 were included in "Accounts payable, related parties" as of December 31, 1995 and 1994, respectively.

     The Partnership incurred legal fees of $10,472 and $8,829 in 1995 and 1994, respectively, payable to a law firm, one of whose partners is also a partner of Noland Fashion Square Partnership.

     Partners' notes payable at December 31, 1995 and 1994, represent funds borrowed by the Partnership to pay down its mortgage (Note 4).

3.   Property and equipment:
                                           1995          1994
                                           ----          ----
     Land and land improvements        $ 3,593,488   $ 3,587,363
     Building and improvements          14,022,336    14,019,795
     Tenant leasehold improvements       1,307,923     1,319,852
                                       -----------   -----------
                                        18,923,747    18,927,010
     Accumulated depreciation         (  5,329,163) (  4,690,396)
                                       -----------   -----------
                                       $13,594,584   $14,236,614
                                       ===========   ===========

4. Mortgage payable:

   The mortgage payable is collateralized by substantially all of the Partnership's assets and assignment of leases. Interest only, at 9.75%, is payable monthly until maturity on January 31, 2000. The loan agreement also provides for the payment of additional interest contingent upon positive cash flow and payment of 45% of the net appreciation of the property above the original mortgage balance upon sale or transfer of the property. No additional interest was required for 1995 or 1994.

   All interest costs incurred in 1995 and 1994 were expensed.

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

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

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

5. Funds in escrow:

   According to the provisions of the mortgage (Note 4), the Partnership is required to maintain escrow accounts to pay future costs of property taxes and property replacement. Monthly deposits are required for the tax reserve and quarterly deposits for the replacement reserve. The funds held in escrow consist of the following:

                                             1995          1994
                                              ----         ----
   Real estate tax reserve                              $ 29,960
   Replacement reserve                    $180,022       141,294
   Interest reserve                         54,677       117,040
                                          --------      --------
                                          $234,699      $288,294
                                          --------      --------

6. Deferred charges:
                                             1995         1994
                                             ----         ----
   Financing costs                      $  758,522    $  758,522
   Leasing commissions and costs           707,424       678,150
                                        ----------    ----------
                                         1,465,946     1,436,672
   Accumulated amortization            ( 1,071,313)  (   935,787)
                                        ----------    ----------
                                        $  394,633    $  500,885
                                        ==========    ==========

                       NOLAND FASHION SQUARE PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

7. Operating leases:

   The Partnership leases the Noland Fashion Square Shopping Center to tenants under noncancellable operating leases with terms generally ranging from three to fifteen years.

   The following is a schedule of future minimum annual rental payments to be received under these noncancellable operating leases as of December 31, 1995:

         Year ending
         December 31,                           Amount
         ------------                          -------
             1996                           $ 2,363,486
             1997                             2,141,825
             1998                             1,963,919
             1999                             1,943,085
             2000                             1,813,885
          Thereafter                          8,987,598
                                            -----------
                                            $19,213,798
                                            ===========

   The Partnership receives additional rent from tenants for common area maintenance charges, which are allocated on a pro rata basis. Common area maintenance charges were $138,850 and $120,406 in 1995 and 1994, respectively. The Partnership is reimbursed for real estate taxes and other defined expenses from certain tenants under the terms of their leases. Other revenues include $457,563 and $347,707 from real estate tax reimbursements in 1995 and 1994, respectively, and other defined expenses of $32,612 and $23,488 in 1995 and 1994, respectively.

   Certain lease agreements provide for the payment of contingent rent based upon a percentage of the tenant's revenues. Contingent rent of $32,116 and $19,992 is included in rent revenues in 1995 and 1994, respectively.
   During 1994, the Partnership received $37,291 for lease cancellation fees which are included in other revenues.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP



  Report of Independent Accountants

  Financial Statements:



     Balance Sheet, December 31, 1995

     Statement of Income and Expenses and Partners' Capital, for the year ended December 31, 1995

     Statement of Cash Flows, for the year ended December 31, 1995


     Notes to Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Lake Sun Partners Limited Partnership:

We have audited the accompanying balance sheet of Lake Sun Partners Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statement of income and expenses and partners' capital and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Sun Partners Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEET
                               December 31, 1995

                                    ASSETS

                                                               1995
                                                         ---------------
Cash and cash equivalents                                $       94,280
Prepaid expenses                                                 52,289
Escrow deposits                                                 552,147
Deferred expenses, (net of accumulated
  amortization of $4,304)                                       770,440
                                                         ---------------
                                                              1,469,156
                                                         ---------------
Real estate held for sale:
          Land                                                3,801,490
          Structures (net of allowance of $2,800,000)        18,083,510
                                                         ---------------
                                                             21,885,000
                                                         ---------------
          Total assets                                   $   23,354,156
                                                         ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                         $       43,455
Security deposits                                                93,143
Mortgage note payable                                        15,657,066
                                                         ---------------
          Total liabilities                                  15,793,664

Partners' capital                                             7,560,492
                                                         ---------------
          Total liabilities and partners' capital        $   23,354,156
                                                         ===============


   The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                     for the year ended December 31, 1995

                                                               1995
                                                         ---------------
Income:
  Rental                                                 $    3,567,783
  Service                                                       117,783
  Interest on short-term investments                            105,311
                                                         ---------------
          Total income                                        3,790,877
                                                         ---------------
Expenses:
  Interest expense                                              959,064
  Amortization of deferred expenses                              69,721
  Property operating                                          1,698,097
  Real estate taxes                                             301,211
  Property management fees                                      183,157
  Provision for potential losses on real estate               1,000,000
                                                         ---------------
          Total expenses                                      4,211,250
                                                         ---------------
Net loss                                                 $     (420,373)

Partners' capital at beginning of the year                    7,994,029
Distributions to partners                                      (292,285)
Contributions from partners                                     279,121
                                                         ---------------
Partners' capital at end of year                         $    7,560,492
                                                         ===============

   The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENT OF CASH FLOWS
                     for the year ended December 31, 1995

                                                               1995
                                                         ---------------
Operating activities:

    Net loss                                             $     (420,373)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
          Provision for potential losses on real estate       1,000,000
          Amortization of deferred expenses                      69,721
          Net change in:
               Accounts receivable                              125,000
               Prepaid expenses                                 (52,289)
               Deferred expenses                               (774,744)
               Escrow deposits                                 (339,183)
               Accounts payable                                 (62,695)
               Security deposits                                 (3,037)
                                                         ---------------
    Net cash used in operating activities                      (457,600)
                                                         ---------------
Financing activities:

    Distributions to partners                                  (292,285)
    Contributions from partners                                 279,121
    Principal payments on mortgage note payable                 (42,934)
    Funding of repair escrows                                  (201,075)
    Release of restricted investment                            700,000
                                                         ---------------
    Net cash provided by financing activities                   442,827
                                                         ---------------
Net change in cash and cash equivalents                         (14,773)

Cash and cash equivalents at beginning of period                109,053
                                                         ---------------
Cash and cash equivalents at end of period               $       94,280
                                                         ===============

   The accompanying notes are an integral part of the financial statements.

                     Lake Sun Partners Limited Partnership
                       (An Illinois Limited Partnership)



1. Nature of the Partnership's Business:

Lake Sun Partners Limited Partnership (the "Partnership") is engaged in the operation of residential real estate located in Lake Mary, Florida.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires Lake Sun Partners, Inc. (the "General Partner") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimates the fair value of its property by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicate otherwise.

(c) Deferred expenses consist of financing fees which are amortized over the term of the respective agreement.

(d) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

3. Partnership Agreement:

The Partnership was organized in September 1991. The General Partner is Lake Sun Partners, Inc. and the limited partners are Balcor Pension Investors - VI and Balcor Preferred Pension - 12 A Real Estate Limited Partnership. The Partnership's results of the operations are allocated 99% to the Limited Partners and 1% to the General Partner.

4. Mortgage Note Payable:

In October 1995, the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were secured by a letter of credit for a fee of 1.7% annually. The new bonds require payment of guarantee and servicing fees totaling .975% annually. The monthly principal and interest payment due on the new bonds is $99,080. The maturity date of the bonds is October 2025 with the next mandatory remarketing date being October 2005. The mortgage note payable had a balance of $15,657,066 at December 31, 1995. The $700,000 debt service reserve account, plus accrued interest, was released as part of the refunding.

Real estate held for sale with an aggregate carrying value of $21,885,000 at December 31, 1995 was pledged as collateral for repayment of this mortgage note.

Future annual maturities of the above mortgage note payable during each of the next five years are approximately as follows:

                    1996      $   179,000
                    1997          191,000
                    1998          204,000
                    1999          217,000
                    2000          232,000

During the year ended December 31, 1995, the Partnership incurred interest expense on the mortgage note payable of $959,064 and paid interest expense of $1,020,529.

5. Management Agreement:

As of December 31, 1995, the property is under a management agreement with a third-party management company. The management agreement provides for an annual fee of 5% of gross operating receipts of the property.

6. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents and accounts payable approximates fair value.

Mortgage notes payable: The fair value for the Partnership's mortgage note payable is $13,675,375 and the carrying value is $15,657,066. The fair value of the mortgage note payable was estimated using discounted cash flow analysis based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities.

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





                                ERNST & YOUNG LLP





Chicago, Illinois
March 22, 1995

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                                 BALANCE SHEET
                               December 31, 1994

                                    ASSETS

                                                          (As Restated)

Cash and cash equivalents                                 $    109,053
Restricted investment                                          700,000
Accounts receivable                                            125,000
Escrow deposits                                                 11,889
Deferred expenses (net of accumulated
  amortization of $13,083)                                      65,417
                                                          ------------
                                                             1,011,359
Real estate held for sale:                                ------------

       Land                                                  3,801,490
       Structures (net of allowance of $1,800,000)          19,083,510
                                                          ------------
                                                            22,885,000
                                                          ------------
       Total assets                                       $ 23,896,359
                                                          ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable                     $    106,150
Security deposits                                               96,180
Mortgage note payable                                       15,700,000
                                                          ------------
       Total liabilities                                    15,902,330

Partners' capital                                            7,994,029
                                                          ------------
       Total liabilities and partners' capital            $ 23,896,359
                                                          ============

The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
            STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                     for the year ended December 31, 1994

                                                         (As Restated)
Income:
  Rental                                                 $   3,476,440
  Service                                                      116,224
                                                         -------------
    Total income                                             3,592,664
                                                         -------------
Expenses:
  Interest expense                                           1,343,014
  Amortization                                                  71,833
  Property operating                                         1,256,634
  Repairs and maintenance                                      250,865
  Real estate taxes                                            297,642
  Property management fees                                     164,533
  Provision for potential losses on real estate              1,800,000
                                                         -------------
    Total expenses                                           5,184,521
                                                         -------------
Net loss                                                    (1,591,857)

Partners' capital at beginning of the year                   9,687,586

Distributions to partners                                     (192,161)

Contributions from partners                                     90,461
                                                         -------------
Partners' capital at end of year                         $   7,994,029
                                                         =============

The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                            STATEMENT OF CASH FLOW
                     for the year ended December 31, 1994


Operating activities:                                     (As Restated)

  Net loss                                                 $(1,591,857)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Provision for potential losses on real estate         1,800,000
       Amortization of deferred expenses                        71,833
       Net change in:
         Accounts receivable                                  (125,000)
         Accounts and accrued interest payable                  58,767
         Due to affiliates                                     (14,402)
         Security deposits                                     (11,475)
                                                           -----------
  Net cash provided by operating activities                    187,866
                                                           -----------
Financing activities:
  Distributions to Partners                                   (192,161)
  Contributions from Partners                                   90,461
  Payment of deferred expenses                                 (78,500)
                                                           -----------
Net cash used in financing activities                         (180,200)
                                                           -----------
Net cash in cash equivalents                                     7,666

Cash and cash equivalents at beginning of period               101,387
                                                           -----------
Cash and cash equivalents at end of year                   $   109,053
                                                           ===========


The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.     Accounting Policies:

       (a) At January 1, 1994, partners capital has been increased by $1,340,196, real estate held for sale has been increased by $1,541,986 and cash and cash equivalents has been decreased by $201,790 for corrections made from amounts previously reported. At December 31, 1994, partners capital and cash and cash equivalents have been decreased by an additional $101,700 for corrections made from amounts previously reported.

       (b) The Partnership records real estate held for sale at the lower of cost or fair value, and periodically assesses possible impairment to the value of its property. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of the property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value. The Partnership recognized a provision of $1,800,000 in 1994 to providefor a decline in the fair value of the property.

       (c) Deferred expenses consist of financing fees which are amortized on a straight-line basis over the term of the loan.

       (d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

       (e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

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

4.     Mortgage Note Payable:

       The mortgage loan is financed with underlying revenue bonds. Principal and interest payments due on the mortgage loan reflect payments due to the bondholders. In November 1994, the Partnership re-marketed these bonds, which reduced the interest rate of the loan from 7.625% to 4.5% effective November 1, 1994. The interest rate will remain constant until November 1, 1995, the next re-marketing date of the bonds. The bonds may be redeemed, at par plus accrued interest, on this date and on subsequent dates prior to maturity pursuant to the terms of the bond indenture. The bonds are secured by an irrevocable letter of credit.
       In connection with the re-marketing, the letter of credit was reduced to approximately $16,131,750 and extended one additional year to November 1, 1995. The Partnership will need to replace the letter of credit or find an alternate credit facility for the bonds as of such date. The Partnership will pay a fee of approximately 1.7% on the letter of credit balance. In addition, beginning November 1, 1994, the Partnership is required to remit excess cash flow payments to the letter of credit provider to be held in trust for future re-marketing expenditures. Unless there is a prior redemption of all or part of the bonds, the entire principal balance of the loan will be due on November 1, 1997. Monthly interest payments of $58,875 are due until maturity. Real estate held for sale with an aggregate carrying value of $22,885,000 at December 31, 1994 was pledged as collateral for repayment of this mortgage note. During the year ended December 31, 1994, the Partnership incurred interest expense on the mortgage note payable of $1,343,014 and paid interest expense of $1,281,549.

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