Form 10-Q
period 1996-03-31
BALCOR PREFERRED PENSION-12
filed 1996-05-15
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

2355 Waukegan Rd.,
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                           BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                               -----------     -----------
Cash and cash equivalents                    $  2,769,043    $  3,062,342
Accounts and accrued interest receivable          145,054          54,970
                                               -----------     -----------
                                                2,914,097       3,117,312
                                               -----------     -----------

Investment in acquisition loan receivable       7,799,522       7,817,596
Less:
  Allowance for potential loan losses             545,000         545,000
                                               -----------     -----------
Net investment in acquisition loan receivable   7,254,522       7,272,596

Investment in joint ventures - affiliates       5,041,992       4,801,982
                                               -----------     -----------
                                               12,296,514      12,074,578
                                               -----------     -----------
                                             $ 15,210,611    $ 15,191,890
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     13,728    $     82,545
Due to affiliates                                  19,149          13,952
                                               -----------     -----------
    Total liabilities                              32,877          96,497
                                               -----------     -----------
Limited Partners' capital (292,708 Interests
  issued and outstanding)                      15,219,637      15,137,296
General Partner's deficit                         (41,903)        (41,903)
                                               -----------     -----------
    Total partners' capital                    15,177,734      15,095,393
                                               -----------     -----------
                                             $ 15,210,611    $ 15,191,890
                                               ===========     ===========









The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Income:
  Interest on loans                          $    205,810    $    205,810
  Interest on short-term investments               35,452          67,262
                                               -----------     -----------
    Total income                                  241,262         273,072
                                               -----------     -----------

Expenses:
  Administrative                                   45,275          71,071
                                               -----------     -----------
    Total expenses                                 45,275          71,071
                                               -----------     -----------
Income before participation in income of
  joint ventures - affiliates and equity in
  loss from investment in acquisition loan        195,987         202,001

Participation in income of joint ventures -
  affiliates                                       84,556          52,229
Equity in loss from investment in
  acquisition loan                                (18,074)        (16,145)
                                               -----------     -----------
Net income                                   $    262,469    $    238,085
                                               ===========     ===========
Net income allocated to General Partner      $      4,503    $      4,503
                                               ===========     ===========
Net income allocated to Limited Partners     $    257,966    $    233,582
                                               ===========     ===========
Net income per Limited Partnership Interest
  (292,708 issued and outstanding)           $       0.88    $       0.80
                                               ===========     ===========
Distribution to General Partner              $      4,503    $      4,503
                                               ===========     ===========
Distribution to Limited Partners             $    175,625    $    175,625
                                               ===========     ===========
Distribution per Limited Partnership Interest$       0.60    $       0.60
                                               ===========     ===========










The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Operating activities:
  Net income                                 $    262,469    $    238,085
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                           18,074          16,145
      Participation in income of joint
        ventures - affiliates                     (84,556)        (52,229)
      Net change in:
        Accounts and accrued interest
          receivable                              (90,084)          6,504
        Accounts payable                          (68,817)        (34,976)
        Due to affiliates                           5,197          12,906
                                               -----------     -----------
  Net cash provided by operating activities        42,283         186,435
                                               -----------     -----------
Investing activities:
  Capital contribution to joint venture -
    affiliate                                    (242,854)        (58,156)
  Distribution from joint venture -
    affiliate                                      87,400
                                               -----------     -----------
  Net cash used in investing activities          (155,454)        (58,156)
                                               -----------     -----------
Financing activities:
  Distribution to Limited Partners               (175,625)       (175,625)
  Distribution to General Partner                  (4,503)         (4,503)
                                               -----------     -----------
  Cash used in financing activities              (180,128)       (180,128)
                                               -----------     -----------

Net change in cash and cash equivalents          (293,299)        (51,849)

Cash and cash equivalents at beginning of
   period                                       3,062,342       4,256,384
                                               -----------     -----------
Cash and cash equivalents at end of period   $  2,769,043    $  4,204,535
                                               ===========     ===========









The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                         Paid        Payable
                                      -----------   ---------
   Mortgage servicing fees            $ 5,277       $ 1,759
   Reimbursement of expenses to
     the General Partner, at cost       7,105        17,390

For the quarter ended March 31, 1996, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $6,004. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                              March 31, 1996
                             ---------------
Net investment in real
 estate as of March 31          $30,786,840
Total liabilities as
 of March 31                     15,910,125
Total income                      1,492,457
Net income                          257,119

4. Subsequent Event:

In April 1996, the Partnership paid $234,166 ($.80 per Interest) to Limited Partners, representing the distribution for the first quarter of 1996 from Cash Flow, as well as $1,340,603 ($4.58 per Interest), representing a special distribution of a portion of the Mortgage Reductions received in connection with the repayment of the Skyline Village Mobile Home Park loan.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid. As of March 31, 1996, the Partnership had an investment in one participating first mortgage loan and two joint venture investments in real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- ---------------------

The Partnership's net income increased slightly during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

As a result of lower interest rates and lower average cash balances due to the special distribution to Limited Partners in July 1995, interest income on short-term investments decreased during 1996 as compared to 1995.

Primarily as a result of lower accounting and professional fees, administrative expenses decreased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its joint venture properties or in the borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions during the quarters ended March 31, 1996 and 1995 related to its loan.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower interior maintenance and repairs and legal expenses at the 45 West 45th Street Office Building, participation in income of joint ventures with affiliates increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- --------------------------------

The cash position of the Partnership decreased by approximately $293,000 as of March 31, 1996 as compared to December 31, 1995. During the quarter ended March 31, 1996, cash flow of approximately $42,000 was provided by the Partnership's operating activities, which included mortgage payments on the loan receivable and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities included a capital contribution made to the Sun Lake Apartments joint venture of approximately $243,000, related primarily to the Partnership's share of the costs of the property's 1995 bond refunding. Investing activities also included a distribution received from the 45 West 45th Street Office Building joint venture of approximately $87,000. Financing activities consisted of the quarterly distribution to the Partners of approximately $180,000.

The Partnership classifies the cash flow performance of the properties in which it has a joint venture interest as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include any debt service payments. The 45 West 45th Street Office Building, which does not have any underlying debt, generated positive cash flow during the quarter ended March 31, 1996 as compared to a marginal cash flow deficit during the same period in 1995 due to lower interior maintenance and repairs and legal expenses at the property. In addition, significant leasing costs were incurred during the quarter ended March 31, 1995 at the property. These items were not included in classifying the cash flow performance of the property since they are nonrecurring expenditures. Had these costs been included, the property would have generated a significant cash flow deficit for the quarter ended March 31, 1995. The occupancy rate of this property was 86% at March 31, 1996. The Sun Lake Apartments, which has an underlying first mortgage loan, generated positive cash flow during the quarters ended March 31, 1996 and 1995. The occupancy rate of the property was 98% at March 31, 1996. Rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multi-family housing properties has become increasingly favorable to sellers of these properties. Currently, the General Partner is actively marketing the Sun Lake Apartments, in which the Partnership has a joint venture interest. Additionally, the General Partner is currently marketing the 45 West 45th Street Office Building for sale. The Partnership also holds a joint venture interest in this property. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

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

In April 1996, the Partnership paid $234,166 ($.80 per Interest) to Limited Partners, representing the distribution for the first quarter of 1996 from Cash Flow, as well as $1,340,603 ($4.58 per Interest), representing a special distribution of a portion of the Mortgage Reductions received in connection with the repayment of the Skyline Village Mobile Home Park loan. The level of the regular quarterly distribution increased from $.60 per Interest to $.80 per Interest as compared to the prior quarter as a result of improved cash flow from the operations of the 45 West 45th Street Office Building. The Partnership also paid $6,004 to the General Partner as its unsubordinated distributive share of Cash Flow for the first quarter of 1996. To date, including the April 1996 distribution, the Partnership has distributed $55.87 per $100 Limited Partnership Interest, of which $37.92 represents Cash Flow from operations and $17.95 represents Original Capital.

The Partnership expects to continue making quarterly cash distributions from available Cash Flow. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any reserves or makes expenditures appropriate for the operation of the Partnership. There is no assurance that the Partnership will generate Cash Flow or that, if generated, it will be available for distribution or be sufficient to provide a return of Original Capital, the Warranty Distribution or the Cumulative Return. For the quarter ended March 31, 1996, $6,004, which represents one-half of the General Partner's share of distributed Cash Flow, was subordinated in accordance with the terms of the Partnership Agreement.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability that the borrower may seek prepayment of the Partnership's loan whereas rising interest rates decrease the yields on the loan and make prepayment less likely.

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

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits:

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:   May 15, 1996
       ---------------------------