Form 10-Q
period 1996-06-30
BALCOR PREFERRED PENSION-12
filed 1996-08-14
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                     ASSETS
                                                  1996            1995
                                               -----------     -----------
Cash and cash equivalents                    $  1,352,405    $  3,062,342
Accounts and accrued interest receivable           56,214          54,970
                                               -----------     -----------
                                                1,408,619       3,117,312
                                               -----------     -----------
Investment in acquisition loan receivable       7,781,448       7,817,596
Less:
  Allowance for potential loan losses           1,168,367         545,000
                                               -----------     -----------
Net investment in acquisition loan receivable   6,613,081       7,272,596

Investment in joint ventures - affiliates       5,147,766       4,801,982
                                               -----------     -----------
                                               11,760,847      12,074,578
                                               -----------     -----------
                                             $ 13,169,466    $ 15,191,890
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     15,066    $     82,545
Due to affiliates                                  17,970          13,952
                                               -----------     -----------
    Total liabilities                              33,036          96,497
                                               -----------     -----------
Limited Partners' capital (292,708 Interests
  issued and outstanding)                      13,178,333      15,137,296
General Partner's deficit                         (41,903)        (41,903)
                                               -----------     -----------
    Total partners' capital                    13,136,430      15,095,393
                                               -----------     -----------
                                             $ 13,169,466    $ 15,191,890
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Income:
  Interest on loans                          $    411,621    $    411,621
  Interest on short-term investments               50,895         129,609
                                               -----------     -----------
    Total income                                  462,516         541,230
                                               -----------     -----------
Expenses:
  Administrative                                  206,031         176,481
  Provision for potential loss on loan            623,367
                                               -----------     -----------
    Total expenses                                829,398         176,481
                                               -----------     -----------
(Loss) income before participation in income
  of joint ventures - affiliates and equity in
  loss from investment in acquisition loan       (366,882)        364,749

Participation in income of joint ventures -
  affiliates                                      204,968          28,129
Equity in loss from investment in
  acquisition loan                                (36,148)        (32,291)
                                               -----------     -----------
Net (loss) income                            $   (198,062)   $    360,587
                                               ===========     ===========
Net income allocated to General Partner      $     10,507    $      9,006
                                               ===========     ===========
Net (loss) income allocated to Limited
  Partners                                   $   (208,569)   $    351,581
                                               ===========     ===========
Net (loss) income per Limited Partnership
  Interest (292,708 issued and outstanding)  $      (0.71)   $       1.20
                                               ===========     ===========
Distributions to General Partner             $     10,507    $      9,006
                                               ===========     ===========
Distributions to Limited Partners            $  1,750,394    $    351,250
                                               ===========     ===========
Distributions per Limited Partnership
  Interest                                   $       5.98    $       1.20
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Income:
  Interest on loans                          $    205,811    $    205,811
  Interest on short-term investments               15,443          62,347
                                               -----------     -----------
    Total income                                  221,254         268,158
                                               -----------     -----------
Expenses:
  Administrative                                  160,756         105,410
  Provision for potential loss on loan            623,367
                                               -----------     -----------
    Total expenses                                784,123         105,410
                                               -----------     -----------
(Loss) income before participation in income
  (loss) of joint ventures - affiliates and equity in
  loss from investment in acquisition loan       (562,869)        162,748

Participation in income (loss) of joint
  ventures - affiliates                           120,412         (24,100)
Equity in loss from investment in
  acquisition loan                                (18,074)        (16,146)
                                               -----------     -----------
Net (loss) income                            $   (460,531)   $    122,502
                                               ===========     ===========
Net income allocated to General Partner      $      6,004    $      4,503
                                               ===========     ===========
Net (loss) income allocated to Limited
  Partners                                   $   (466,535)   $    117,999
                                               ===========     ===========
Net (loss) income per Limited Partnership
  Interest (292,708 issued and outstanding)  $      (1.59)   $       0.40
                                               ===========     ===========
Distribution to General Partner              $      6,004    $      4,503
                                               ===========     ===========
Distribution to Limited Partners             $  1,574,769    $    175,625
                                               ===========     ===========
Distribution per Limited Partnership Interest$       5.38    $       0.60
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Operating activities:
  Net (loss) income                          $   (198,062)   $    360,587
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                           36,148          32,291
      Participation in income of joint
        ventures - affiliates                    (204,968)        (28,129)
      Provision for potential loss on loan        623,367
      Net change in:
        Accounts and accrued interest
          receivable                               (1,244)        (45,349)
        Accounts payable                          (67,479)        (19,151)
        Due to affiliates                           4,018         (38,359)
                                               -----------     -----------
  Net cash provided by operating activities       191,780         261,890
                                               -----------     -----------
Investing activities:
  Capital contributions to joint ventures -
    affiliates                                   (265,613)        (58,156)
  Distributions from joint ventures -
    affiliates                                    124,797          58,776
                                               -----------     -----------
  Net cash used in or provided by investing
    activities                                   (140,816)            620
                                               -----------     -----------
Financing activities:
  Distributions to Limited Partners            (1,750,394)       (351,250)
  Distributions to General Partner                (10,507)         (9,006)
                                               -----------     -----------
  Cash used in financing activities            (1,760,901)       (360,256)
                                               -----------     -----------
Net change in cash and cash equivalents        (1,709,937)        (97,746)

Cash and cash equivalents at beginning of
  period                                        3,062,342       4,256,384
                                               -----------     -----------
Cash and cash equivalents at end of period   $  1,352,405    $  4,158,638
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees              $10,554    $ 5,277       $ 1,759
   Reimbursement of expenses to
     the General Partner, at cost        23,903     16,798        16,211

During the six months ended June 30, 1996, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $10,507. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                              June 30, 1996
                             ---------------
Net investment in real
 estate as of June 30           $30,786,840
Total liabilities as
 of June 30                      15,946,638
Total income                      3,114,404
Net income                          482,321

4. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

5. Subsequent Event:

In July 1996, the Partnership made a distribution of $234,166 ($.80 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the second quarter of 1996.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid. As of June 30, 1996, the Partnership had an investment in one participating first mortgage loan and two joint venture investments in real estate in its portfolio.

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

Summary of Operations
- ---------------------

The Partnership recognized a provision for potential loss on acquisition loan receivable during the second quarter of 1996. This decrease was partially offset by improved operations at the properties in which the Partnership holds joint venture interests. As a result, the Partnership generated a net loss during the six months and quarter ended June 30, 1996 as compared to net income during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

As a result of lower average cash balances due to special distributions to the Limited Partners in July 1995 and April 1996, interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership incurred higher consulting, printing and postage costs in connection with its response to two tender offers during the second quarter of 1996. As a result, administrative expense increased during 1996 as compared to 1995. This increase was partially offset by lower accounting and legal fees.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its joint venture properties or in the borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision for potential loan loss of $623,367 related to the Noland Fashion Square loan during 1996. The Partnership did not recognize any provisions during 1995 on its loan.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower exterior painting costs at Sun Lake Apartments, and higher rental income along with lower interior maintenance and repairs at the 45 West 45th Street Office Building, participation in income of joint ventures with affiliates increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- --------------------------------

The cash position of the Partnership decreased by approximately $1,710,000 as of June 30, 1996 as compared to December 31, 1995 primarily as a result of a special distribution made in April 1996. Cash flow of approximately $192,000 was provided by the Partnership's operating activities, which included mortgage payments on the loan receivable and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Net cash used in investing activities included approximately $141,000 of net capital contributions made to the joint ventures. These contributions reflect the Partnership's share of costs related to the refinancing of the Sun Lake debt during 1995. Financing activities of approximately $1,761,000 consisted of distributions to the Partners.

The Partnership classifies the cash flow performance of the properties in which it has a joint venture interest as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include any debt service payments. The 45 West 45th Street Office Building, which does not have any underlying debt, generated positive cash flow during the six months ended June 30, 1996 as compared to a significant cash flow deficit during the same period in 1995, due to higher rental income and lower interior maintenance and repair expenses at the property. The occupancy rate of this property was 86% at June 30, 1996. The Sun Lake Apartments, which has an underlying first mortgage loan, generated positive cash flow during the six months ended June 30, 1996 and 1995. The occupancy rate of the property was 97% at June 30, 1996. Rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multi-family housing properties is favorable to sellers of these properties. The General Partner is currently marketing the Sun Lake Apartments, in which the Partnership has a joint venture interest. Additionally, the General Partner has also entered into a contract to sell the 45 West 45th Street Office Building, in which the Partnership has a joint venture interest, for a sale price of $10,300,000. If current market conditions remain favorable and the General Partner can obtain appropriate sale prices, the Partnership's liquidation strategy will be accelerated. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In August 1996, the Partnership contracted to sell the Noland Fashion Square loan. See Item 5. Other Information for additional information.

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

In July 1996, the Partnership paid $234,166 ($.80 per Interest) to Limited Partners, representing the regular quarterly distribution for the second quarter of 1996 from Cash Flow. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1996. The Partnership also paid $6,004 to the General Partner as its unsubordinated distributive share of Cash Flow for the second quarter of 1996. To date, including the July 1996 distribution, the Partnership has distributed $56.67 per $100 Limited Partnership Interest, of which $38.72 represents Cash Flow from operations and $17.95 represents Original Capital.

The Partnership expects to continue making quarterly cash distributions from available Cash Flow. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any reserves or makes expenditures appropriate for the operation of the Partnership. For the six months ended June 30, 1996, $10,507, which represents one-half of the General Partner's share of distributed Cash Flow, was subordinated in accordance with the terms of the Partnership Agreement.

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

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Item 5. Other Information
- -------------------------

45 West 45th Street
- -------------------

In 1988 and 1989, the Partnership and three affiliates (the "Participants") funded a $23,000,000 loan collateralized by the 45 West 45th Street Office Building, New York City, New York. The Partnership's participation in the loan was $5,000,000, for a participating percentage of approximately 21.74%. In 1993, the Participants cashed a letter of credit in the amount of $483,000 previously received from the borrower as partial collateral for the loan which was applied to the principal amount of the loan. The Partnership's share of the proceeds was $105,000. In 1995, a limited partnership (the "Limited Partnership") in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property pursuant to an uncontested foreclosure.

On July 29, 1996, the Limited Partnership contracted to sell the property for a sale price of $10,300,000 to an unaffiliated party, Olmstead Properties, Inc., a New York corporation. The purchaser has deposited $100,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash no later than the closing, scheduled for October 25, 1996. From the proceeds of the sale, the Limited Partnership will pay $257,500 to a third party as a brokerage commission. The Limited Partnership will receive the remaining proceeds of $10,042,500, less closing costs. Of such proceeds, an amount not to exceed $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after the closing. The Partnership's share of total net proceeds is expected to be approximately $2,183,240, less the Partnership's share of closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General

Partner will be reimbursed by the Limited Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Noland Fashion Square Loan
- ---------------------------

In 1989, the Partnership and two affiliates (together, the "Participants") funded a $23,300,000 first mortgage loan (the "Loan") collateralized by the Noland Fashion Square Shopping Center, Independence, Missouri. The Loan is payable in monthly interest only payments through maturity in January 2000.
The Partnership contributed $8,800,000 towards the funding of the Loan, for a participating percentage of 38%. In 1992, the Participants cashed a $1,300,000 letter of credit previously deposited by the borrower as additional collateral for the Loan. Pursuant to the terms of the Loan, the Participants received $943,893 of the letter of credit proceeds, which was credited against principal so that the outstanding balance of the Loan was reduced to $22,356,107.

On August 8, 1996, the Participants contracted to sell their interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 79.28% of the principal balance of the Loan at closing, scheduled for August 22, 1996 ("Closing Date"), which sale price is estimated to be $17,725,000. The purchaser has deposited $885,000 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Participants will pay closing costs and approximately $197,250 to an unaffiliated party as a commission. The Partnership will receive a share of the net proceeds based on its participating percentage in the Loan. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Participants for actual expenses incurred in connection with the sale.

Affiliates of the General Partner have simultaneously contracted to sell their interests in 3 other loans ("Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $25,000.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Loan may not occur.

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

(10) Material Contracts:

(a) Agreement of Sale dated July 29, 1996 relating to the sale of 45 West 45th Street Office Building in New York City, New York is attached hereto.

(b) Agreement of Sale dated August 8, 1996 relating to the sale of the loan collateralized by the Noland Fashion Square Shopping Center in Independence, Missouri is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. v. Balcor Pension Investors, et al.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1996.

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



Date:  August 14, 1996
       ---------------------------