Form 10-Q
period 1996-09-30
BALCOR PREFERRED PENSION-12
filed 1996-11-12
CIK 819576

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  7,865,058    $  3,062,342
Accounts and accrued interest receivable          170,377          54,970
                                             -------------   -------------
                                                8,035,435       3,117,312
                                             -------------   -------------

Investment in acquisition loan receivable                       7,817,596
Less: Allowance for potential loan losses                         545,000
                                                             -------------
Net investment in acquisition loan
  receivable                                                    7,272,596

Investment in joint ventures - affiliates       5,138,013       4,801,982
                                             -------------   -------------
                                                5,138,013      12,074,578
                                             -------------   -------------
                                             $ 13,173,448    $ 15,191,890
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     39,739    $     82,545
Due to affiliates                                  22,371          13,952
                                             -------------   -------------
    Total liabilities                              62,110          96,497
                                             -------------   -------------
Limited Partners' capital (292,708
  Interests issued and outstanding)            13,153,241      15,137,296
General Partner's deficit                         (41,903)        (41,903)
                                             -------------   -------------
    Total partners' capital                    13,111,338      15,095,393
                                             -------------   -------------
                                             $ 13,173,448    $ 15,191,890
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                  1996            1995
                                             -------------   -------------
Income:
  Interest on loan                           $    550,844    $    617,432
  Interest on short-term investments               75,229         175,189
                                             -------------   -------------
    Total income                                  626,073         792,621
                                             -------------   -------------

Expenses:
  Administrative                                  272,831         244,113
  Provision for potential loss on loan            623,367
                                             -------------   -------------
    Total expenses                                896,198         244,113
                                             -------------   -------------
(Loss) income before participation in
  income (loss) of joint ventures -
  affiliates and equity in loss from
  investment in acquisition loan                 (270,125)        548,508
Participation in income (loss) of joint
  ventures - affiliates                           335,336        (489,264)
Equity in loss from investment in
  acquisition loan                                (48,195)        (48,437)
                                             -------------   -------------
Net income                                   $     17,016    $     10,807
                                             =============   =============
Net income allocated to General Partner      $     16,511    $     32,273
                                             =============   =============
Net income (loss) allocated to Limited
  Partners                                   $        505    $    (21,466)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interest (292,708 issued and outstanding)  $       0.00    $      (0.07)
                                             =============   =============
Distributions to General Partner             $     16,511    $     32,273
                                             =============   =============
Distributions to Limited Partners            $  1,984,560    $  1,519,155
                                             =============   =============
Distributions per Limited Partnership
  Interest                                   $       6.78    $       5.19
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)



                                                  1996            1995
                                             -------------   -------------
Income:
  Interest on loan                           $    139,223    $    205,811
  Interest on short-term investments               24,334          45,580
                                             -------------   -------------
    Total income                                  163,557         251,391
                                             -------------   -------------

Expenses:
  Administrative                                   66,800          67,632
                                             -------------   -------------
    Total expenses                                 66,800          67,632
                                             -------------   -------------
Income before participation in income
  (loss) of joint ventures - affiliates and
  equity in loss from investment in
  acquisition loan                                 96,757         183,759
Participation in income (loss) of joint
  ventures - affiliates                           130,368        (517,393)
Equity in loss from investment in
  acquisition loan                                (12,047)        (16,146)
                                             -------------   -------------
Net income (loss)                            $    215,078    $   (349,780)
                                             =============   =============
Net income allocated to General Partner      $      6,004    $     23,267
                                             =============   =============
Net income (loss) allocated to Limited
  Partners                                   $    209,074    $   (373,047)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interest (292,708 issued and outstanding)  $       0.71    $      (1.27)
                                             =============   =============
Distribution to General Partner              $      6,004    $     23,267
                                             =============   =============
Distribution to Limited Partners             $    234,166    $  1,167,905
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $       0.80    $       3.99
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $     17,016    $     10,807
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in loss from investment in
        acquisition loan                           48,195          48,437
      Participation in (income) loss of
        joint ventures - affiliates              (335,336)        489,264
      Provision for potential loss on loan        623,367
      Net change in:
        Accounts and accrued interest
          receivable                             (115,407)        (20,668)
        Accounts payable                          (42,806)        (11,651)
        Due to affiliates                           8,419         (28,802)
                                             -------------   -------------
  Net cash provided by operating activities       203,448         487,387
                                             -------------   -------------
Investing activities:
  Proceeds from sale of loan receivable         6,694,415
  Costs incurred in connection with sale
    of loan receivable                            (93,381)
  Capital contributions to joint ventures -
    affiliates                                   (265,613)       (298,025)
  Distributions from joint ventures -
    affiliates                                    264,918         195,221
                                             -------------   -------------
  Net cash provided by or used in investing
    activities                                  6,600,339        (102,804)
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (1,984,560)     (1,519,155)
  Distributions to General Partner                (16,511)        (32,273)
                                             -------------   -------------
  Cash used in financing activities            (2,001,071)     (1,551,428)
                                             -------------   -------------

Net change in cash and cash equivalents         4,802,716      (1,166,845)

Cash and cash equivalents at beginning of
  period                                        3,062,342       4,256,384
                                             -------------   -------------
Cash and cash equivalents at end of period   $  7,865,058    $  3,089,539
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees           $15,320       $ 4,766         None
   Reimbursement of expenses to
     the General Partner, at cost     29,378         5,475     $ 22,371

During the nine months ended September 30, 1996, the General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $16,511. This amount will be paid to the General Partner only after required distribution levels to investors have been met and such amounts, if any, will be allocated to the Repurchase Fund.

3. Investments in Joint Ventures - Affiliates:

The following information has been summarized from the financial statements of the 45 West 45th Street Office Building and Sun Lake Apartments joint ventures:

                             September 30, 1996
                             -----------------
Net investment in real
 estate as of September 30      $30,786,840
Total liabilities as
 of September 30                 15,980,908
Total income                      4,860,484
Net income                        1,089,063


4. Sale of Acquisition Loan Receivable:

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a participating interest, was sold. The Partnership's share of the sale price was $6,694,415. From the proceeds of the sale, the Partnership paid $93,381 as its share of the selling costs. The carrying value of the loan was $7,769,401, and the remaining loan balance was written off against the previously established allowance for losses.

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Events:

a) The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership held a participating percentage in the joint venture of 21.74%. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. For financial statement purposes, the joint venture will recognize a gain of approximately $2,935,000 from the sale of this property during the fourth quarter of 1996, of which $638,000 will be the Partnership's share.

b) In October 1996, the Partnership made a distribution of $6,381,034 ($21.80 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the third quarter of 1996 of $234,166 ($.80 per Interest), and a special distribution of proceeds from the sale of the Noland Fashion Square loan of $6,146,868 ($21.00 per Interest).

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") was formed in 1987 to invest in first mortgage loans, wrap-around mortgage loans and other junior mortgage loans. The Partnership raised $29,270,800 through the sale of Limited Partnership Interests and utilized these proceeds to invest in four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures with affiliates. In addition, one of the loans was repaid in a prior year and one loan was sold in 1996. As of September 30, 1996, the Partnership had two joint venture investments in real estate in its portfolio. One of the joint venture investments was subsequently sold in November 1996.

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

Summary of Operations
---------------------

The Partnership recognized its share of a provision for loss related to a change in the estimate of the fair value of the 45 West 45th Street Office Building during the third quarter of 1995. The Partnership also recognized a provision for potential loss on the Noland Fashion Square acquisition loan receivable during the second quarter of 1996. As a result, the Partnership's net income remained relatively unchanged during the nine months ended September 30, 1996 when compared to the same period in 1995, and the Partnership generated net income during the quarter ended September 30, 1996 as compared to a net loss during the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the nine months and quarters ended September 30, 1996 and 1995.

Due to the sale of the Noland Fashion Square loan in August 1996, interest income on this loan decreased during 1996 as compared to 1995.

Higher average cash balances in 1995 due to proceeds received from the Skyline Village loan repayment in June 1994 and lower average cash balances in 1996 due to a special distribution to the Limited Partners in April 1996, caused interest income on short-term investments to decrease during 1996 as compared to 1995.

The Partnership incurred higher consulting, printing and postage costs in connection with its response to two tender offers during the second quarter of 1996. As a result, administrative expense increased during the nine months ending 1996 as compared to 1995. This increase was partially offset by lower accounting fees.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its joint venture properties or in the borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision for potential loan loss of $623,367 related to the Noland Fashion Square loan during the second quarter of 1996. During the third quarter of 1996, the allowance of $1,168,367 was written off in connection with the sale of this loan. The Partnership did not recognize any provisions during 1995 on this loan.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. Primarily as a result of a provision for loss related to a change in the estimate of the fair value of the 45 West 45th Street Office Building in the third quarter of 1995, the Partnership recognized participation in income of joint ventures with affiliates during 1996 as compared to participation in loss during 1995. A decrease in painting and cleaning expenses and an increase in rental income at the Sun Lake Apartments and an increase in rental income at the 45 West 45th Street Office Building also contributed to the improvement.

Liquidity and Capital Resources
--------------------------------

The cash position of the Partnership increased by approximately $4,803,000 as of September 30, 1996 as compared to December 31, 1995 primarily as a result of proceeds received from the sale of the Noland Fashion Square loan in August 1996, which was partially offset by a special distribution to the Limited Partners made in April 1996. Cash flow of approximately $204,000 was provided by the Partnership's operating activities, which included mortgage payments on the loan receivable and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Net cash provided by investing activities of approximately $6,600,000 included net proceeds from the sale of the Noland Fashion Square loan and net capital contributions made to the joint ventures. These contributions reflect the Partnership's share of costs related to the refinancing of the Sun Lake Apartments loan during 1995. Financing activities of approximately $2,001,000 consisted of distributions to the Partners.

The Partnership classifies the cash flow performance of the properties in which it has a joint venture interest as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include any debt service payments. The 45 West 45th Street Office Building, which does not have any underlying debt, generated positive cash flow during the nine months ended September 30, 1996 and 1995. However, significant leasing costs were incurred in 1995 at the property. These items were not included in classifying the cash flow performance of the property in 1995 since they were nonrecurring expenditures. Had these costs been included, the property would have generated a significant cash flow deficit for the nine months ended September 30, 1995. The occupancy rate of this property was 85% at September 30, 1996. The Sun Lake Apartments, which has an underlying first mortgage loan, generated positive cash flow during the nine months ended September 30, 1996 and 1995. The occupancy rate of the property was 98% at September 30, 1996.

The General Partner believes that the market for multi-family housing and office properties has become increasingly favorable to sellers of these properties. During November 1996, the General Partner sold the 45 West 45th Street Office Building. Currently the General Partner has entered into a contract to sell the Sun Lake Apartments, the Partnership's remaining joint venture investment, for a sales price of $24,000,000. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. If the sale of Sun Lake Apartments closes, the Partnership's liquidation strategy will be accelerated.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds of the sale were $9,720,925, of which $2,113,329 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. See Note 6 of Notes to Financial Statements for additional information.

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a participating interest, was sold. The Partnership's share of the sale price was $6,694,415. From the proceeds of the sale, the Partnership paid $93,381 as its share of selling costs. Pursuant to the terms of the sale, $94,421 of the proceeds will be held in an escrow account until November 22, 1996. A majority of the remaining proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Noland Fashion Square loan was recorded by the Partnership as an investment in acquisition loan. The Partnership recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations had no effect on the cash flow of the Partnership. Amounts representing contractually required debt service were recorded as interest income on the loan.

In October 1996, the Partnership paid $6,381,034 ($21.80 per Interest) to Limited Partners. Of this amount, $234,166 ($.80 per Interest) represents the regular quarterly distribution from Cash Flow for the third quarter of 1996, and $6,146,868 ($21.00 per Interest) represents a special distribution of proceeds from the sale of the Noland Fashion Square loan. The level of the regular quarterly distribution is consistent with the amount distributed for the second quarter of 1996. The Partnership also paid $6,004 to the General Partner as its unsubordinated distributive share of Cash Flow for the third quarter of 1996. To date, including the October 1996 distribution, the Partnership has distributed $78.47 per $100 Limited Partnership Interest, of which $39.52 represents Cash Flow from operations and $38.95 represents Original Capital.

The Partnership expects to continue making quarterly cash distributions from available Cash Flow until the properties in which the Partnership has a joint venture investment are sold. In accordance with the Partnership Agreement, ninety-five percent of such Cash Flow will be distributed to Limited Partners, and five percent will be distributed to the General Partner as its share from

Partnership operations, subject to certain subordinations. Cash available for distribution will be determined by the General Partner after it creates any reserves or makes expenditures appropriate for the operation of the Partnership. For the nine months ended September 30, 1996, $16,511, which represents one-half of the General Partner's share of distributed Cash Flow, was subordinated in accordance with the terms of the Partnership Agreement.

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

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

45 West 45th Street
-------------------

As previously reported, on July 29, 1996, a limited partnership (the "Limited Partnership") in which the Partnership and three affiliates hold interests and which owns the 45 West 45th Street Office Building, New York City, New York, contracted to sell the property to an unaffiliated party, Olmstead Properties, Inc., a New York corporation, for a sale price of $10,300,000. The sale closed November 6, 1996. From the proceeds of the sale, the Limited Partnership paid $257,500 to an unaffiliated party as a brokerage commission and closing costs of $321,575. The Limited Partnership received the remaining $9,720,925 of proceeds. Of such amount, $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after closing. The Partnerships' share of the total net proceeds is $2,113,329.

Noland Fashion Square Loan
--------------------------

In 1989, the Partnership and two affiliates (together, the _Participants_) funded a $23,300,000 first mortgage loan (the _Loan_) collateralized by the Noland Fashion Square, Independence, Missouri. The Partnership's participating percentage in the Loan is approximately 37.77%. As previously reported, the Participants contracted to sell the Loan to an unaffiliated party, CS First Boston Mortgage Capital Corp., for a sale price equal to 79.28% of the principal balance of the Loan as of the closing date. The sale of the Loan closed on August 22, 1996. The principal balance of the Loan at closing was $22,356,107 and the sale price was $17,700,000. The Participants additionally received a $25,000 premium from the purchaser.

From the proceeds of the sale, the Participants paid closing costs of $50,000 and $197,250 to an unaffiliated party as a commission. The Participants received the remaining proceeds of $17,477,750 of which $250,000 will not be available for use or distribution by the Participants until November 22, 1996. The Partnership's share of the total net proceeds is approximately $6,601,000.

Sun Lake Apartments
-------------------

In 1989, the Partnership and an affiliate funded a $11,300,000 second mortgage loan collateralized by the Sun Lake Apartments, Lake Mary, Florida. The Partnership's share of the loan was $4,300,000 for a participating percentage of 38.05%. In 1992, a limited partnership (the "Limited Partnership") in which the Partnership and the affiliate each hold an interest equal to their participating percentage in the loan obtained title to the property through foreclosure.

On October 30, 1996, the Limited Partnership contracted to sell the property for a sale price of $24,000,000 to an unaffiliated party, Ambassador Apartments, L.P., a Delaware limited partnership. The purchaser has deposited $300,000 into an escrow account as earnest money. It is expected that the purchaser will assume the existing first mortgage loan, which was funded through the sale of revenue bonds. The bonds are expected to have an outstanding principal balance of approximately $15,509,000 at closing, scheduled for November 15, 1996. However, the closing may be extended to December 15, 1996 by (i) the Limited Partnership for any reason upon written notice to the purchaser or by (ii) the purchaser in order to obtain the consent of the holder of the bonds to the assumption. From the proceeds of the sale, the Limited Partnership will pay $300,000 to an unaffiliated party as a brokerage commission and $180,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The Limited Partnership will receive the remaining proceeds of $8,011,000. Of such proceeds, $300,000 is being retained by the Limited Partnership and will not be available for use or distribution by the Partnership until December 23, 1996. The Partnership's share of the total net proceeds is expected to be $3,048,000, less the Partnership's share of closing costs.

Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions, including the consent of the holder of the bonds. There can be no assurance that all of the terms and conditions will be complied with and, therefore it is possible that the sale of the property may not occur.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 in Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 9, 1987 (Registration No. 33-16145) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-17653) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Amendment to Agreement of Sale dated July 29, 1996 relating to the sale of 45 West 45th Street Office Building previously filed as Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(ii) First Amendment to the Agreement of Sale dated August 12, 1996 relating to the sale of 45 West 45th Street Office Building, is attached hereto.

(b) Agreement of Sale dated August 8, 1996 relating to the sale of the loan collateralized by the Noland Fashion Square previously filed as Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(c) Agreement of Sale dated October 30, 1996 relating to the sale of Sun Lake Apartments, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PREFERRED PENSION-12
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By:  /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer of
                                  Balcor Mortgage Advisors-VIII, the General
                                  Partner



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-VIII, the General Partner



Date:   November 12, 1996
       ---------------------------