Form 10-K
period 1996-12-31
BALCOR PREFERRED PENSION-12
filed 1997-03-31
CIK 819576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

2355 Waukegan Road
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

Item 1. Business
----------------

Balcor Preferred Pension-12 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1987 under the laws of the State of Illinois. The Registrant raised $29,270,800 from sales of Limited Partnership Interests. During 1996, the Registrant's operations consisted of an investment in one participating first mortgage loan and two joint venture investments in real properties. All financial information included in this report relates to this industry segment.

The Registrant originally funded four loans. In prior years, one loan was repaid and two loans were foreclosed on resulting in the Registrant acquiring joint venture interests in two properties. During 1996, the remaining loan and the two properties in which the Registrant held joint venture interests were sold. (See "Item 7. Liquidity and Capital Resources" for additional information.)

Pursuant to the Partnership Agreement, when all interests in loans or real estate are sold or otherwise disposed of and the General Partner determines there are no remaining contingencies, the Registrant will be dissolved. Therefore, the General Partner commenced liquidation of the Registrant, and on December 31, 1996, the Registrant's registration under the Securities Exchange Act of 1934 was terminated. In February, 1997 after payment of a final distribution to the Limited Partners, the Registrant was dissolved.

The officers and employees of Balcor Mortgage Advisors-VIII, the General Partner of the Registrant, and its affiliates performed services for the Registrant. The Registrant had no employees engaged in its operations.

Other Information
-----------------

Sun Lake Apartments
-------------------

As previously reported, on October 30, 1996, a limited partnership (the "Limited Partnership") in which the Partnership and an affiliate hold interests and which owns Sun Lake Apartments, Lake Mary, Florida, contracted to sell the property to an unaffiliated party, Ambassador Apartments, a Delaware corporation, for a sale price of $24,000,000. The purchaser assigned its rights under the agreement of sale to an affiliate, Ambassador III, L.P., and the sale closed on November 20, 1996. The purchaser assumed the existing first mortgage loan which had an outstanding principal balance of $15,508,832 at closing.
From the proceeds of the sale, the Limited Partnership paid closing costs of $221,215, $300,000 to a third party as a brokerage commission and $180,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The Limited Partnership received the remaining proceeds of $7,789,953, of which the Partnership's share was $2,964,077.

Item 2. Properties
------------------

The Registrant no longer owns any interest in physical properties.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., (Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of a settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in December 1996. All proceedings relating to this matter are now dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

On December 31, 1996, the Registrant's registration under the Securities Exchange Act of 1934 was terminated. The Registrant was dissolved in February 1997.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 3,995. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                      1996        1995         1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income        $  703,374 $1,040,598  $1,297,345  $1,423,424  $1,754,658
Provision for losses
 on loans and accrued
 interest receivable   623,367       None        None        None     950,000
Income (loss) before
 extraordinary items   771,280     (15,949)    320,140   1,057,775    (350,533)
Net income (loss)      486,726     (15,949)    320,140   1,057,775    (350,533)
Net income (loss)
  per Limited
  Partnership
  Interest                1.80       (0.18)       1.01        3.52       (1.19)
Total assets           409,791  15,191,890  16,930,247  20,515,424  20,605,925
Distributions per
  Limited Partnership
  Interest (A)           51.83(B)(C) 5.79       13.30        3.60        5.20


  (A) These amounts include distributions of original capital of $47.83, $.89 and $10.00 per Limited Partnership Interest for the years 1996, 1995 and 1994, respectively.

  (B) In addition, a special distribution of $0.33 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

  (C) In addition, a final distribution of $1.40 per Interest was paid to Limited Partners in February 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Preferred Pension - 12 A Real Estate Limited Partnership (the "Partnership") recognized its share of the gain resulting from the sale of the 45 West 45th Street Office Building and the recoveries of previously established allowances for losses resulting from the sales of the 45 West 45th Street Office Building and the Sun Lake Apartments. The Partnership also recognized a provision for loss related to the Noland Fashion Square loan sale in 1996. In addition, the Partnership recognized its share of provisions for losses during 1995 and 1994 relating to the change in the estimates of the fair values of the properties in which it held joint venture interests. These gains and losses are reflected in participation in joint ventures with affiliates in the financial statements. The combined effect of these events resulted in net income during 1996 as compared to a net loss during 1995, and net loss during 1995 as compared to net income during 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Due to the sale of the Noland Fashion Square loan in August 1996, interest income on this loan decreased during 1996 as compared to 1995.

Lower average balances in 1996 due to special distributions made to the Limited Partners in July 1995 and April 1996 caused interest income on short-term investments to decrease during 1996 as compared to 1995.

The Partnership incurred higher consulting, legal, printing and postage costs in connection with its response to two tender offers during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its joint venture properties, the borrower's ability to repay the loan or the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision for loan loss of $623,367 related to the Noland Fashion Square loan during 1996. The allowance of $545,000 was also written off in connection with the sale of this loan. The Partnership did not recognize any provisions during 1995 on this loan. During 1995, the Partnership recognized provisions totaling $918,000 related to its joint venture interests in real estate held for sale to provide for changes in the estimates of the fair values of the properties. The Partnership did not recognize any such provisions during 1996.

Participation in joint ventures with affiliates represents the Partnership's share of the income or loss for the Sun Lake Apartments and the 45 West 45th Street Office Building. The Partnership recognized recoveries of previously established allowances for losses due to the sales of both properties and a gain on the sale of the 45 West 45th Street Office Building in 1996. In addition, provisions for losses for both properties were recognized in 1995. As a result, the Partnership recognized participation in income of joint ventures with affiliates during 1996 as compared to participation in loss during 1995.

The Noland Fashion Square loan was recorded by the Partnership as an investment in acquisition loan. The Partnership recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations had no effect on the cash flow of the Partnership. Amounts representing contractually required debt service were recorded as interest income on the loan. As a result of the sale of the Noland Fashion Square loan in August 1996, the equity in the loss from investment in acquisition loan decreased during 1996 as compared to 1995.

During 1996, the Partnership recognized its share of extraordinary debt extinguishment expenses related to the sale of Sun Lake Apartments of $284,554.

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

The Partnership did not recognize provisions during 1995 or 1994 related to its loans. In 1995 and 1994, the Partnership recognized provisions of approximately $918,000 and $685,000, respectively, related to the Partnership's joint venture interests in real estate held for sale in order to provide for changes in the estimated fair value of the properties.

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

Liquidity and Capital Resources
--------------------------------

The cash position of the Partnership fluctuated during the year and a final distribution was made to the Limited Partners in February 1997 as discussed below. The Partnership's cash flow provided by operating activities was approximately $260,000 and consisted of the mortgage payments from the loan receivable and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. The Partnership's cash flow provided by investing activities of approximately $12,260,000 represented the net proceeds from the sale of the Noland Fashion Square loan and net capital distributions received from the joint ventures. These net capital distributions included the Partnership's share of the proceeds from the sales of the properties. The cash flow used in financing activities of approximately $15,172,000 consisted of distributions to the Partners and capital contributions by the General Partner. See Notes 4 and 6 of Notes to the Financial Statements for additional information regarding the loan sale and the sales of properties in which the Partnership held a joint venture interest.

Pursuant to the Partnership Agreement, when all interests in real estate and loans are sold or otherwise disposed of and the General Partner determines there are no remaining contingencies, the Partnership will be dissolved. Therefore, the General Partner commenced liquidation of the Partnership. During 1996, the Partnership sold its remaining loan and its two joint venture interests in properties. During December 1996, a distribution of $6,805,461 ($23.25 per Interest) was made to Limited Partners primarily from the Partnership's share of the proceeds from the sales of the Sun Lake Apartments and the 45 W. 45th Street Office Building. This distribution also included a liquidating contribution of $5,875 from the General Partner. On December 31, 1996, the Partnership's registration under the Securities Exchange Act of 1934 was terminated. The Partnership was terminated in the state of Illinois on December 31, 1996. After retaining approximately $82,000 to pay the final administrative expenses of the Partnership, a final distribution of $409,791 ($1.40 per Interest) was made to the Limited Partners in February 1997, which represents all remaining cash reserves and the Partnership was dissolved.

Since inception, the Limited Partners have received distributions of Cash Flow of $41.92 and Mortgage Reductions of $61.20, totaling $103.12 per $100 Interest. Since inception, the General Partner received distributions of Cash Flow totaling $294,378 from the Partnership.

In December 1996, the General Partner made a settlement payment of $96,809 ($0.33 per $100 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al class action lawsuit. The General Partner made a contribution of $107,566 to the Partnership of which the plaintiff's counsel received $10,757 pursuant to the settlement agreement. Of the total settlement amount, $84,633 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $12,176 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                                 OFFICERS
            -----                                 --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,081 in 1996 with respect to one of the executive officers of Balcor Mortgage Advisors-VIII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owned beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
----------------    -----------         -----------    -------
Limited             Engineers           21,500.00      7.35%
Partnership         Joint Pension       Limited
Interests           Fund                Partnership
                    Syracuse,           Interests
                    New York


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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K and Index to Financial Statements for Lake Sun Partners Limited Partnership, following this Form 10-K.

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

(ii) First Amendment to the Agreement of Sale dated August 12, 1996 relating to the sale of 45 West 45th Street Office Building previously filed as Exhibit 10(a)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b) Agreement of Sale dated August 8, 1996 relating to the sale of the loan collateralized by the Noland Fashion Square previously filed as Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(c) Agreement of Sale dated October 30, 1996 relating to the sale of Sun Lake Apartments previously filed as Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-17653) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., previously filed as Exhibit (99) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1996.

(c)  Exhibits: See Item 14(a)(3) above.

(d)  Financial Statement Schedules:

See Index to Financial Statements in this Form 10-K.

See Indexes to the 1996 and 1995 Financial Statements of Lake Sun Partners Limited Partnership following this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PREFERRED PENSION-12
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             -----------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Mortgage
                             Advisors-VIII, the General Partner

Date: March 31, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                      Date
---------------------    --------------------------------   --------------

                         President of Balcor Mortgage
                         Advisors-VIII, the General
/s/Thomas E. Meador      Partner                            March 31, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Mortgage Advisors-VIII,
 /s/Jayne A. Kosik       the General Partner                March 31, 1997
-------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Preferred Pension-12
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of the Noland Fashion Square Partnership, owner of the shopping center known as Noland Fashion Square (the "Property"), which collateralized the acquisition loan receivable held by the Partnership. The acquisition loan receivable represented 48% of the Partnership's assets at December 31, 1995. The Partnership's equity in loss related to the Property was $72,294 for the year ended December 31, 1995. The 1995 financial statements of the Noland Fashion Square were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to data included for the equity in loss of the Property for the year ended December 31, 1995 in which the Partnership held an acquisition loan, is based solely on the report of other auditors.

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

In our opinion, based on our audits and with respect to 1995 the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the sale of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its real estate assets, and in February, 1997 was dissolved.

                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 28, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Preferred Pension-12
A Real Estate Limited Partnership:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Preferred Pension-12 A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Noland Fashion Square Partnership, which owns the shopping center known as Noland Fashion Square (the "Property"), with respect to which the Partnership has made an investment in acquisition loan. The Partnership's equity in loss related to the Property was $64,582 in 1994. The financial statements of Noland Fashion Square Partnership were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to data included for the equity in loss of the Property to which the Partnership has made an investment in an acquisition loan, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Preferred Pension-12 A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                   /s/Ernst & Young LLP

                                   ERNST & YOUNG LLP

Chicago, Illinois
March 21, 1995

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                              ------------    ------------
Cash and cash equivalents                   $     409,791   $   3,062,342
Accounts and accrued interest receivable                           54,970
                                              ------------    ------------
                                                  409,791       3,117,312
                                              ------------    ------------

Investment in acquisition loan receivable                       7,817,596
Less:
  Allowance for potential loan losses                             545,000
                                                              ------------
Net investment in acquisition loan receivable                   7,272,596
Investment in joint ventures - affiliates                       4,801,982
                                                              ------------
                                                               12,074,578
                                              ------------    ------------
                                            $     409,791   $  15,191,890
                                              ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $      82,545
Due to affiliates                                                  13,952
                                                              ------------
    Total liabilities                                              96,497

Commitments and contingencies

Limited Partners' capital (292,708 Interests
  issued and outstanding)                   $     409,791      15,137,296
General Partner's deficit                                         (41,903)
                                              ------------    ------------
    Total partners' capital                       409,791      15,095,393
                                              ------------    ------------
                                            $     409,791   $  15,191,890
                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                   General      Limited
                                     Total         Partner      Partners
                                  ------------   -----------  ------------

Balance at December 31, 1993    $  20,440,542  $    (41,903)$  20,482,445

Cash distributions (A)             (3,917,784)      (24,768)   (3,893,016)
Net income for the year ended
  December 31, 1994                   320,140        24,768       295,372
                                  ------------   -----------  ------------
Balance at December 31, 1994       16,842,898       (41,903)   16,884,801

Cash distributions (A)             (1,731,556)      (36,776)   (1,694,780)
Net (loss) income for the year
  ended December 31, 1995             (15,949)       36,776       (52,725)
                                  ------------   -----------  ------------
Balance at December 31, 1995       15,095,393       (41,903)   15,137,296

Cash distributions (A)            (15,285,769)      (30,081)  (15,255,688)
Cash contributions                    113,441       113,441
Net income (loss) for the year
  ended December 31, 1996             486,726       (41,457)      528,183
                                  ------------   -----------  ------------
Balance at December 31, 1996    $     409,791          None $     409,791
                                  ============   ===========  ============


(A) Summary of cash distributions paid per Limited Partnership Interest:

                                      1996          1995          1994
                                  ------------   -----------  ------------

               First Quarter    $        0.60  $       0.60 $        0.90
               Second Quarter            5.38          0.60          0.90
               Third Quarter             0.80          3.99          0.90
               Fourth Quarter           45.05 (B)      0.60         10.60
                                              (C)

(B) In addition, a special distribution of $0.33 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

(C) In addition, a final distribution of $1.40 per Interest was paid to Limited Partners in February 1997.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                      1996           1995         1994
                                  ------------   -----------  ------------
Income:
  Interest on loans             $     550,378  $    823,242 $   1,117,310
  Interest on short-term
    investments                       152,996       217,356       180,035
                                  ------------   -----------  ------------
    Total income                      703,374     1,040,598     1,297,345
                                  ------------   -----------  ------------
Expenses:
  Administrative                      401,823       292,844       399,995
  Provision for loss on loan
    receivable                        623,367
                                  ------------   -----------  ------------
    Total expenses                  1,025,190       292,844       399,995
                                  ------------   -----------  ------------
(Loss) income before
  participation in income (loss)
  of joint ventures - affiliates,
  equity in loss from investment
  in acquisition loan, and
  extraordinary item                 (321,816)      747,754       897,350
Participation in income (loss)
  of joint ventures - affiliates    1,141,291      (691,409)     (512,628)
Equity in loss from investment
  in acquisition loan                 (48,195)      (72,294)      (64,582)
                                  ------------   -----------  ------------
Income (loss) before
  extraordinary item                  771,280       (15,949)      320,140
Extraordinary item:
  Participation in debt
    extinguishment expense of
    joint venture with an
    affiliate                        (284,554)
                                  ------------   -----------  ------------
Net income (loss)               $     486,726  $    (15,949)$     320,140
                                  ============   ===========  ============
(Loss) income before
  extraordinary item allocated
  to General Partner            $     (38,611) $     36,776 $      24,768
                                  ============   ===========  ============
Income (loss) before
  extraordinary item allocated
  to Limited Partners           $     809,891  $    (52,725)$     295,372
                                  ============   ===========  ============
Income (loss) before
  extraordinary item per Limited
  Partnership Interest (292,708
  issued and outstanding)       $        2.76  $      (0.18)$        1.01
                                  ============   ===========  ============

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Extraordinary item allocated
  to General Partner            $      (2,846)         None          None
                                ==============   ===========  ============
Extraordinary item allocated
  to Limited Partners           $    (281,708)         None          None
                                ==============   ===========  ============
Extraordinary item per Limited
  Partnership Interest (292,708
  issued and outstanding)       $       (0.96)         None          None
                                ==============   ===========  ============
Net (loss) income allocated to
  General Partner               $     (41,457) $     36,776 $      24,768
                                ==============   ===========  ============
Net income (loss) allocated to
  Limited Partners              $     528,183  $    (52,725)$     295,372
                                ==============   ===========  ============
Net income (loss) per Limited
  Partnership Interest (292,708
  issued and outstanding)       $        1.80  $      (0.18)$        1.01
                                ==============   ===========  ============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                      1996           1995         1994
                                  ------------   -----------  ------------
Operating activities:
  Net income (loss)             $     486,726  $    (15,949)$     320,140
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
    Equity in loss from
     investment in acquisition
     loan                              48,195        72,294        64,582
    Participation in (income)
     loss of joint ventures -
     affiliates                    (1,141,291)      691,409       512,628
    Participation in debt
     extinguishment expense of
     joint venture with an
     affiliate                        284,554
    Provision for loss on loan
      receivable                      623,367
    Accrued interest income
     due at maturity of loan                                       (7,196)
    Collection of accrued
     interest income due at
     maturity                                                     132,966
    Net change in:
      Escrow deposits -
       restricted                                                  11,168
      Accounts and accrued
       interest receivable             54,970         5,807        41,167
      Accounts payable                (82,545)       38,157         5,314
      Due to affiliates               (13,952)      (29,009)       29,426
      Escrow liabilities                                          (22,273)
                                  ------------   -----------  ------------
  Net cash provided by operating
    activities                        260,024       762,709     1,087,922
                                  ------------   -----------  ------------
Investing activities:
  Collection of principal payment
    on loan receivable                                          5,250,000
  Proceeds from sale of loan
    receivable                      6,694,415

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

  Costs incurred in connection
    with sale of loan receivable  $   (93,381)
  Capital contributions to joint
    ventures - affiliates            (265,613)   $ (569,417)
  Distributions from joint
    ventures - affiliates           5,924,332       344,222   $   192,160
                                  ------------   -----------  ------------
  Net cash provided by or (used
    in) investing activities       12,259,753      (225,195)    5,442,160
                                  ------------   -----------  ------------

Financing activities:
  Distributions to Limited
    Partners                      (15,255,688)   (1,694,780)   (3,893,016)
  Distributions to General
    Partner                           (30,081)      (36,776)      (24,768)
  Contributions by General
    Partner                           113,441
                                  ------------   -----------  ------------
  Net cash used in financing
    activities                    (15,172,328)   (1,731,556)   (3,917,784)
                                  ------------   -----------  ------------
Net change in cash and cash
  equivalents                      (2,652,551)   (1,194,042)    2,612,298
Cash and cash equivalents at
  beginning of year                 3,062,342     4,256,384     1,644,086
                                  ------------   -----------  ------------
Cash and cash equivalents at
  end of year                   $     409,791  $  3,062,342 $   4,256,384
                                  ============   ===========  ============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PREFERRED PENSION-12
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Partnership Termination:

Pursuant to the Partnership Agreement, when all interests in real estate and loans are sold or otherwise disposed of and the General Partner determines there are no remaining contingencies, the Partnership will be dissolved. During 1996, the Partnership sold its remaining loan and its two joint venture interests in properties. During December 1996, a distribution of $6,805,461 ($23.25 per Interest) was made to Limited Partners primarily from the Partnership's share of the proceeds from the sales of the Sun Lake Apartments and the 45 W. 45th Street Office Building. This distribution also included a liquidating contribution of $5,875 from the General Partner. On December 31, 1996, the Partnership's registration under the Securities Exchange Act of 1934 was terminated. The Partnership was terminated in the state of Illinois on December 31, 1996. After retaining approximately $82,000 to pay the final administrative expenses of the Partnership, a final distribution of $409,791 ($1.40 per Interest) was made to the Limited Partners in February 1997, which represents all remaining cash reserves and the Partnership was dissolved.

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

(c) Loan losses on the acquisition loan were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of the loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan.

(d) Investment in acquisition loan represented the mortgage loan which, because the loan agreement included certain specified terms, was accounted for as an investment in a real estate venture. The investment was therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership recorded its investment at cost (representing total loan funding), and subsequently adjusted its investment for its share of the collateral property's income or loss.

Amounts representing contractually-required debt service were recorded in the accompanying Statements of Income and Expenses as interest income. Equity in loss from investment in acquisition loan represented the Partnership's share of the collateral property operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(e) Investment in joint ventures - affiliates represented the Partnership's interest, under the equity method of accounting, in the joint ventures with affiliates. Under the equity method of accounting, the Partnership recorded its initial investments at cost and adjusted its investment accounts for additional capital contributions, distributions and its share of each joint venture's income or loss.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices were not available for the Partnership's financial instruments, fair values were based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, would not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership was not liable for Federal income taxes and each partner recognized his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes was made in the financial statements of the Partnership.

(i) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional loss in 1996 for financial statement purposes.

3. Partnership Agreement:

The Partnership was organized on July 15, 1987. The Partnership Agreement provided for Balcor Mortgage Advisors-VIII to be the General Partner and for the admission of Limited Partners through the sale of up to 2,000,000 Limited Partnership Interests at $100 per Interest, of which 292,708 were sold through April 28, 1989, the termination date of the offering.

Pursuant to the Partnership Agreement, all profits of the Partnership were allocated to the General Partner at the greater of 1% of such profits or the General Partner's share of Partnership distributions, with the remainder allocated to the Limited Partners. All losses of the Partnership were allocated 99% to the Limited Partners and 1% to the General Partner.

To the extent available, Cash Flow was distributed as follows: (i) 95% was paid to the holders of Interests and (ii) 5% was paid to the General Partner. Up to 50% of the General Partner's share of Cash Flow was utilized to pay to the Limited Partners any deficiency in the Warranty Distribution of 8% per annum.

4. Sale of Acquisition Loan Receivable:

The Partnership and two affiliates funded the $23,300,000 Noland Fashion Square loan in 1989. The Partnership participated ratably in approximately 38% of the loan, interest income and participation income. In August 1996, the loan was sold and the Partnership's share of the sale price was $6,694,415. From the proceeds of the sale, the Partnership paid $93,381 as its share of the selling costs. The carrying value of the Partnership's share of the loan was $7,769,401, and the remaining loan balance was written off.

5. Allowances for Losses on Loan:

Activity recorded in the allowances for losses on loan during the three years ended December 31, 1996 is described in the table below.

                                   1996          1995          1994
                               ------------  -----------    -----------
Loan:
 Balance at beginning of
  year                          $  545,000    $  545,000     $  545,000
 Direct write-off of loan
  against allowance               (545,000)        None           None
                                -----------   -----------    -----------
Balance at the end of the year        None    $  545,000     $  545,000
                                ===========   ===========    ===========

The Partnership recognized an additional provision of $623,367 during the year ended December 31, 1996 prior to the sale of the loan.

6. Investments in Joint Ventures - Affiliates:

(a) In 1992, the Partnership and an affiliate acquired title to Sun Lake Apartments. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's ownership percentage was 38.05%. During 1995 and 1994, the Partnership recognized losses of $380,500 and $684,900, respectively, as its share of the provisions relating to the change in the estimate of the fair value of the property. In addition, during 1996, 1995 and 1994 the Partnership received distributions from this joint venture totaling $3,623,522, $165,500 and $192,160, respectively. The Partnership also made contributions of $242,854 and $279,122 in 1996 and 1995, respectively.

In November 1996, the joint venture sold the property in an all cash sale for $24,000,000. The purchaser took title subject to the existing first mortgage loan in the amount of $15,508,832. From the proceeds of the sale, the joint venture paid $701,215 in selling costs. The joint venture recognized a recovery of a previously established allowance for losses of $1,413,785 from the sale of this property, of which $347,159 is the Partnership's share.

(b) In 1995, the Partnership and three affiliates acquired title to the 45 West 45th Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's ownership percentage was 21.74%. During 1995, the Partnership recognized a loss of $537,630 as its share of the provision relating to the change in the estimate of the fair value of the property. In addition, during 1996 and 1995, the Partnership received distributions of $2,300,810 and $178,722, respectively, from the joint venture. The Partnership also made contributions of $22,759 and $290,295 during 1996 and 1995, respectively.

In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. In connection with the sale of the property, the joint venture recognized a recovery of a previously established allowance for losses of $2,473,000 and a gain of $461,185. The Partnership's share of these items are $537,630 and $58,858, respectively.

The following combined information has been summarized from the financial statements of both of the joint ventures:


                           1996            1995       1994
                        ------------   ----------   ----------
Net investment in real
 estate held for sale
 as of December 31             None  $ 30,786,840 $ 31,603,406
Total liabilities as
 of December 31                None    15,873,390   15,982,056
Total income            $ 5,405,391     6,163,884    6,102,755
Income before
  provision, recovery of
  allowance for losses, gain
  on sale and
  extraordinary item        552,418       387,474      636,269
Provision for potential
  losses                       None     3,473,000    1,800,000
Recovery of allowance
  for losses              3,886,785          None         None
Extraordinary item         (747,843)         None         None
Gain on sale                461,185          None         None
Net income (loss)         4,152,545    (3,085,526)  (1,163,731)


7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended     Year Ended     Year Ended
                              12/31/96      12/31/95      12/31/94
                          ------------------------------------------------
                          Paid   Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $15,320  None    $23,229  $1,759  $41,264 $ 2,801
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             15,746  None     38,880   3,793   47,471  19,682
    Data processing         1,244  None      5,255     331   12,400   2,219
    Investor communica-
      tions                  None  None      2,053    None   17,127   1,990
    Legal                   9,953  None      7,356   1,132    3,492   1,622
    Other                   5,631  None      2,796    None   12,543   2,977
    Portfolio management   34,521  None     46,128   6,937   16,903  11,670

The General Partner subordinated receipt of one-half of its share of distributed Cash Flow, totaling $22,515, $36,776 and $24,768 for the years ending December 31, 1996, 1995 and 1994, respectively. The General Partner will not receive any subordinated Cash Flow because the Limited Partners did not receive certain minimum returns as specified in the Partnership Agreement.

Since the Limited Partners did not receive distributions of Mortgage Reductions in an amount equal to their original capital contribution, the General Partner was required to make a final contribution of $5,875 to the Partnership, in accordance with the Partnership Agreement. The General Partner also made an additional contribution of $107,566 in connection with the settlement of certain litigation as further discussed in Note 8 of Notes to Financial Statements.

8.  Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $107,566 to the Partnership of which the plaintiff's counsel received $10,757 pursuant to the settlement agreement. In December 1996, the General Partner made a settlement payment of $96,809 ($0.33 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $84,633 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $12,176 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

9.  Extraordinary Item:

In connection with the sale of Sun Lake Apartments during 1996, the joint venture which owned the property fully amortized the remaining deferred expenses in the amount of $747,843, of which $284,554 represents the Partnership's share. This amount was recognized as an extraordinary item and was classified as participation in debt extinguishment expense of joint venture with an affiliate.

10.  Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Acquisition loan receivable: The carrying value of the acquisition loan receivable at December 31, 1995 approximated the fair value.

11.  Subsequent Event:

In February 1997, the Partnership made a distribution of $409,791 ($1.40 per Interest) to the holders of Limited Partnership Interests representing the final distribution at which time the Partnership was dissolved.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP



Report of Independent Accountants

Financial Statements:

Balance Sheet, December 31, 1995

Statements of Income and Expenses and Partners' Capital, for the years ended December 31, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1996 and 1995

Notes to Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Lake Sun Partners Limited Partnership:

We have audited the accompanying balance sheet of Lake Sun Partners Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995, and the related statements of income and expenses and partners' capital and statements of cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Sun Partners Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on December 31, 1996.


                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 28, 1997

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEET
                               December 31, 1995

                                    ASSETS

                                                                  1995
                                                            --------------
Cash and cash equivalents                                   $      94,280
Escrow deposits                                                   552,147
Prepaid expenses                                                   52,289
Deferred expenses (net of accumulated
  amortization of $4,304)                                         770,440
                                                            --------------
                                                                1,469,156
                                                            --------------
Real estate held for sale:
  Land                                                          3,801,490
  Structures
    (net of allowance of $2,800,000)                           18,083,510
                                                            --------------
                                                               21,885,000
                                                            --------------
  Total assets                                              $  23,354,156
                                                            ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $      43,455
Security deposits                                                  93,143
Mortgage note payable                                          15,657,066
                                                            --------------
  Total liabilities                                            15,793,664

Partners' capital                                               7,560,492
                                                            --------------
  Total liabilities and
    partners' capital                                       $  23,354,156
                                                            ==============


The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                for the years ended December 31, 1996 and 1995

                                                  1996               1995
                                             -------------- --------------
Income:
  Rental                                     $   3,305,589  $   3,567,783
  Service                                          119,670        117,783
  Interest on short-term investments                17,196        105,311
  Recovery of losses on real estate              1,413,785
                                             -------------- --------------
    Total income                                 4,856,240      3,790,877
                                             -------------- --------------

Expenses:
  Interest expense                                 941,895        959,064
  Amortization of deferred expenses                 23,673         69,721
  Property operating                             1,503,209      1,698,097
  Real estate taxes                                283,631        301,211
  Property management fees                         172,822        183,157
  Provision for potential losses
    on real estate                                              1,000,000
                                             -------------- --------------
    Total expenses                               2,925,230      4,211,250
                                             -------------- --------------
Income (loss) before extraordinary item          1,931,010       (420,373)

Extraordinary item:
  Debt extinguisment expense                      (746,767)
                                             -------------- --------------
Net income (loss)                                1,184,243       (420,373)

Partners' capital at beginning of the year
  beginning of the year                          7,560,492      7,994,029
Distributions to partners                       (8,744,735)      (292,285)
Contributions from partners                                       279,121
                                             -------------- --------------
Partners' capital at end of year                     None   $   7,560,492
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1996 and 1995

                                                  1996               1995
                                             -------------- --------------
Operating activities:

  Net income (loss)                          $   1,184,243  $    (420,373)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Recovery of losses on real estate         (1,413,785)
      Provision for potential losses
        on real estate                                          1,000,000
      Amortization of deferred expenses             23,673         69,721
      Debt extinguisment expense                   746,767
      Net change in:
        Escrow deposits                            351,072       (339,183)
        Accounts receivable                                       125,000
        Prepaid expenses                            52,289        (52,289)
        Accounts payable                           (43,455)       (62,695)
        Security deposits                          (93,143)        (3,037)
                                             -------------- --------------
  Net cash provided by operating
    activities                                     807,661        317,144
                                             -------------- --------------
Investing activities:

  Proceeds from dispositions of
    real estate                                  8,491,168
  Cost incurred with disposition
    of real estate                                (701,215)
                                             --------------
  Net cash provided by
    investing activities                         7,789,953
                                             --------------

                     LAKE SUN PARTNERS LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1996 and 1995
                                 (Continued)

Financing activities:

  Distributions to partners                  $  (8,744,735) $    (292,285)
  Contributions from partners                                     279,121
  Release of restricted investment                                700,000
  Principal payments on
    mortgage note payable                         (148,234)       (42,934)
  Funding of repair escrows                                      (201,075)
  Release of repair escrows                        201,075
  Payment of refinancing fees                                    (774,744)
                                             -------------- --------------
  Net cash used in financing
    activities                                  (8,691,894)      (331,917)
                                             -------------- --------------
Net change in cash and
  cash equivlents                                  (94,280)       (14,773)

Cash and cash equivalents
  at beginning of year                              94,280        109,053
                                             -------------- --------------
Cash and cash equivalents
  at end of year                                     None   $      94,280
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                     Lake Sun Partners Limited Partnership
                       (An Illinois Limited Partnership)


1. Nature of the Partnership's Business:

Lake Sun Partners Limited Partnership (the "Partnership") was engaged in the operation of residential real estate, Sun Lake Apartments, located in Lake Mary, Florida. The property was sold in November 1996 as described in Note 7 of Notes to Financial Statements. The Partnership distributed the proceeds from the sale of the property as well as the remaining assets, and the Partnership was terminated on December 31, 1996.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required Lake Sun Partners, Inc. (the "General Partner") to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have varied from those estimates.

(b) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimated the fair value of its property based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicated otherwise.

(c) Deferred expenses consisted of financing fees which were amortized over the term of the agreement. Upon sale, the remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(d) The Financial Accounting Standard Board's Statement No. 107, Disclosures About Fair Value of Financial Instruments, required disclosure of fair value information about financial instruments for which it was practicable to estimate that value. Since quoted market prices were not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not have been substantiated by comparison to independent markets and, in many cases, may not have been realized in immediate settlement of the instrument. Statement No. 107 did not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Partnership was not liable for Federal income taxes and each partner recognized his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes was made in the financial statements of the Partnership.

(g) A reclassification has been made to the previously reported 1995 statments in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results.

3. Partnership Agreement:

The Partnership was organized in September 1991. The General Partner was Lake Sun Partners, Inc. and the limited partners were Balcor Pension Investors - VI and Balcor Preferred Pension - 12 A Real Estate Limited Partnership. The Partnership's results of operations were allocated 99% to the Limited Partners and 1% to the General Partner.

4. Mortgage Note Payable:

In October 1995, the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were collateralized by a letter of credit for a fee of 1.7% of the letter of credit balance annually. The new bonds required payment of guarantee and servicing fees totaling .975% of the letter of credit balance annually. The monthly principal and interest payment due on the new bonds was $99,080. The mortgage note payable had a balance of $15,657,066 at December 31, 1995.

Real estate held for sale with an aggregate carrying value of $21,885,000 at December 31, 1995 was pledged as collateral for repayment of this mortgage note. In November 1996 this property was sold. See Note 7 of Notes to Financial Statements for additional information.

During the years ended December 31, 1996 and 1995, the Partnership incurred interest expense on the mortgage note payable of $941,895 and $959,064, respectively, and paid interest expense of $941,895 and $1,020,529, respectively.

5. Allowance for Losses on Real Estate Held for Sale:

Activity recorded in the allowance for losses on real estate held for sale during the years ended December 31, 1996 and 1995 is described in the table below:

                                        1996             1995
                                       ------           ------
Real Estate Held for Sale:
   Balance at beginning of year     $  2,800,000     $  1,800,000
   Provision charged to income              None        1,000,000
   Recovery of provision
     previously charged to
     income                          (1,413,785)             None
   Direct write-off of real
     estate held for sale
     against allowance               (1,386,215)             None
                                    ------------     ------------
   Balance at end of year                   None     $  2,800,000
                                    ============     ============

6. Management Agreement:

During 1995 and prior to its sale in 1996, the property was under a management agreement with a third-party management company. The management agreement provided for an annual fee of 5% of gross operating receipts of the property.

7.  Property Sale:

In November 1996, the Partnership sold the Sun Lake Apartments in an all cash sale for $24,000,000. The purchaser took title to the property subject to the existing first mortgage loan of $15,508,832. From the proceeds of the sale, the Partnership paid $701,215 in selling costs. The basis of the property was $24,685,000. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. The Partnership recognized a recovery of losses on real estate of $1,413,785 and wrote off $1,386,215 against the previously established allowance in connection with the sale of this property.

8.  Extraordinary Item:

In connection with the sale of the property, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $746,767. This amount was recognized as debt extinguishment expense and classified as an extraordinary item.

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 were as follows:

The carrying value of cash and cash equivalents and accounts payable approximated fair value.

The fair value for the Partnership's mortgage note payable was $13,675,375 and the carrying value was $15,657,066. The fair value of the mortgage note payable was estimated using a discounted cash flow analysis based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities.